Form 10-K
period 2024-12-31
Columbus Acquisition Corp/Cayman Islands
filed 2025-03-31
CIK 2028201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission File Number 001-42485

Columbus Acquisition Corp
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14 Prudential Tower

Singapore 049712

(Address of principal executive offices and zip code)

(+1) 949 899 1827

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, consisting of one ordinary share, $0.0001 par value, and one Right to acquire one-seventh of one ordinary share	COLAU	The Nasdaq Stock Market LLC
Ordinary shares, par value $0.0001 per share	COLA	The Nasdaq Stock Market LLC
Rights, each whole right to acquire one-seventh of one ordinary share	COLAR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the ordinary shares of the registrant had not been trading on Nasdaq because the Company did not complete its initial public offering until January 2025.

As of March 28, 2025, there were 7,944,290 ordinary shares issued and outstanding.

COLUMBUS ACQUISITION CORP

i

CERTAIN TERMS

References to the “Company,” “our Company,” “our,” “us” or “we” refer to Columbus Acquisition Corp, a blank check company incorporated on January 18, 2024 as a Cayman Islands exempted corporation and formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Annual Report on Form 10-K as our “initial business combination.” References to the “Sponsor” refer to Hercules Capital Management VII Corp. References to “equity-linked securities” are to any securities of the Company which are convertible into, or exchangeable or exercisable for, equity securities of the Company, including any securities issued by the Company which are pledged to secure any obligation of any holder to purchase equity securities of the Company. References to the “SEC” are to the U.S. Securities and Exchange Commission. References to our “initial public offering” refer to our initial public offering, which closed on January 24, 2025. References to “public shares” are to shares of our ordinary shares sold as part of the units in our initial public offering. References to “public shareholders” are to the holders of our public shares. Reference to “public rights” are to rights sold as part of the units in our initial public offering.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (this “Report” or “Annual Report”) may constitute “forward looking statements” for purposes of the federal securities laws. Our forward looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future and the statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,”, “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account described below or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties;

●	our financial performance; or

●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC.

The forward looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Part I, Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward looking statements. We undertake no obligation to update or revise any forward looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I

Item 1. Business Overview.

We are a blank check exempted company incorporated in the Cayman Islands on January 18, 2024, for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location. We intend to utilize cash derived from the proceeds of our initial public offering (the “IPO”), our securities, debt or a combination of cash, securities and debt, in effecting a business combination. We have not selected any target business for our initial business combination.

Initial Public Offering and Private Placement

On January 24, 2025, we consummated our IPO of 6,000,000 units (“Units”). Each Unit consists of one ordinary share, $0.0001 par value per share (the “Ordinary Share”), and one right (the “Rights”) to receive one-seventh of one ordinary Share upon the completion of the initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $60,000,000. On January 24, 2025, substantially concurrently with the closing of the IPO, we completed the private sale (the “Private Placement”) of 234,290 units (the “Private Units”) to our sponsor, Hercules Capital Management VII Corp (the “Sponsor”), at a purchase price of $10.00 per Initial Private Unit, generating gross proceeds to us of $2,342,900. In connection with the offering of the Units and the sale of Initial Private Units, the proceeds of $60,000,000 from the proceeds of the offering of the Units and the sale of Initial Private Units were placed in the Trust Account (as defined below).

In connection with the IPO, the Company issued a total of 210,000 Ordinary shares (the “Representative Shares”) to A.G.P./Alliance Global Partners, the representative of the underwriters of the IPO. The Representative Shares are identical to the Ordinary Shares included in the Units, except that the Representative has agreed not to transfer, assign, sell, pledge, or hypothecate any such Representative Shares, or subject such Representative Shares to hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person until 180 days immediately following the commencement of sales of the IPO pursuant to FINRA Rule 5110(e)(1), subject to exceptions pursuant to FINRA Rule 5110(e)(2). The Representative has agreed to (i) vote for at a shareholder meeting of the Company to approve a business combination or any amendment to the Company’s amended and restated memorandum and articles of association to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a business combination, (ii) waive the redemption rights until the completion of the business combination, in connection with the completion of the Company’s initial business combination or a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association to modify the substance or timing of our obligation to allow redemptions in connection with a business combination, and (iii) waive the rights to liquidating distributions from the Trust Account with respect to the Representative Shares if the Company fails to complete its initial business combination within the prescribed timeline as provided in the Company’s amended and restated memorandum and articles of association, to the extent such Representative Shares held by the Representative and/or its designees, and any of their permitted transferees.

The proceeds of $60,000,000 from the IPO and the sales of Private Units, were placed in a trust account (the “Trust Account”) established for the benefit of our public shareholders and the underwriters of the IPO with Continental Stock Transfer & Trust Company acting as trustee.

Our management has broad discretion with respect to the specific application of the proceeds of the IPO and the Private Placement that are held outside of the Trust Account, although substantially all the net proceeds are intended to be applied generally towards consummating a business combination and working capital.

Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. We presently have no revenue and have had losses since inception from incurring formation and operating costs. We have relied upon the sale of our securities and loans from the Sponsor to fund our operations.

On March 10, 2025, the Sponsor forfeited 225,000 Founder Shares (as defined below) for no consideration as the underwriters of the IPO did not exercise the over-allotment option. As a result, the Sponsor currently holds 1,698,290 Ordinary Shares in total, including 1,464,000 Founder Shares and 234,290 Ordinary Shares included in the Private Units. As of the date of this annual report, our insiders, including the Sponsor, our officers and directors and a former director, collectively, hold 1,734,290 Ordinary Shares, representing 21.83% of the issued and outstanding shares of the Company.

On March 17, 2025, the Ordinary Shares and Rights commenced trading on the Nasdaq Global Market (“Nasdaq”) under the symbols “COLA” and “COLAR,” respectively Public Units not separated continue to trade on Nasdaq under the symbol “COLAU”. Holders of Public Units will need to have their brokers contact the Company’s transfer agent, Continental Stock Transfer & Trust Company, in order to separate the holders’ Public Units into Ordinary Shares and Rights.

On March 20, 2025, in connection with the appointment of Mr. Cameron R. Johnson as the director of the Company, the Sponsor issued a share purchase option dated March 20, 2025 (the “Share Purchase Option”) to Mr. Johnson, entitling Mr. Johnson to acquire 12,000 Founder Shares upon the exercise of the Share Purchase Option once the existing lock-up term on such Founder Shares expires pursuant to the terms and arrangements thereunder. The Company has entered into an indemnity agreement with Mr. Johnson in connection with his appointment.

Business Strategy and Acquisition Criteria

The main goal of our management is to create value for our shareholders though our experience by improving the operating efficiency of a target business, while implementing revenue-driven and/or profit-engagement enhancement strategies and increase profit potential through additional acquisitions. Our efforts to identify a prospective target will not be limited to a particular industry or geographic region. Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are essential in evaluating prospective target businesses. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we consider it appropriate to do so:

●	Niche Deal Size

We intend to acquire emerging growth companies that either grow into a position to generate cash or are already cash-generative. We believe we have greater access to companies within this range and will bring additional value to help them to form a path to access capital markets.

●	Industry Leadership with Sustainable Competitive Advantage

We expect to focus on companies that are or have the potential to become leaders in their verticals. We will look for companies with higher operating efficiency, stronger brand recognition, broader distribution channels or any other characteristic that enable the company to achieve long-term competitive position.

●	Long-term Revenue Visibility with Defensible Market Position

In management’s view, the target companies should be close to an anticipated inflection point, such as those companies requiring additional management expertise, those companies able to innovate by developing new products or services, or companies where we believe we have ability to achievement improved profitability performance through an acquisition designed to help facilitate growth.

●	Benefits from Being a U.S. Public Company (Value Creation and Marketing Opportunities)

We intend to search target companies that we believe will help offer attractive risk-adjusted equity returns for our shareholders. We intend to seek to acquire a target on terms and in a manner that leverages our experience. Amount other criteria, we expect to evaluate financial returns based on (i) the potential for organic growth in cash flows, (ii) the ability to achieve cost savings, (iii) the ability to accelerate growth, including through the opportunity for follow-on acquisitions, and (iv) the prospects for creating value through other value creation initiatives. We also plan to evaluate potential upside from future growth in the target business’ earnings and an improved capital structure.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our shareholder communications related to our initial business combination, which would be in the form of proxy solicitation or tender offer materials that we would file with the U.S. Securities and Exchange Commission (the “SEC”).

Effecting a Business Combination

In connection with any proposed business combination, we will either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which public shareholders may seek to convert their public shares, regardless of whether they vote for or against, or abstain from voting on, the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable and up to $100,000 of interest released to us to pay dissolution expenses) or (2) provide our public shareholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable and up to $100,000 of interest released to us to pay dissolution expenses), in each case subject to the limitations described herein. Notwithstanding the foregoing, our insiders, including the Sponsor and our officers and directors, have agreed, pursuant to written letter agreements with us, not to convert any shares (including Founder Shares, private shares and any public shares acquired in or after the IPO) held by them into their pro rata share of the aggregate amount then on deposit in the Trust Account. If we determine to engage in a tender offer, such tender offer will be structured so that each shareholder may tender any or all of his, her or its public shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us based on a variety of factors such as the timing of the transaction, or whether the terms of the transaction would otherwise require us to seek shareholder approval. If we so choose and we are legally permitted to do so, we have the flexibility to avoid a shareholder vote and allow our shareholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek shareholder approval, a majority of the issued and outstanding Ordinary Shares voted are voted in favor of the business combination.

We have until January 22, 2026 to consummate an initial business combination (the “Combination Period”). However, if we anticipate that we may not be able to consummate our initial business combination by January 22, 2026, we may seek an amendment to our amended and restated memorandum and articles of association to extend the period of time we have to complete an initial business combination beyond January 22, 2026 and if we do so, we will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account. and not previously released to us or necessary to pay our taxes (less up to $100,000 of interest to pay dissolution expenses). If we do not complete our initial business combination by January 22, 2026, we may elect to do so in the future and there is no limit on the number of extensions that we may seek. If we are unable to consummate our initial business combination within the Combination Period and decide not to seek any extension, we will, as promptly as possible but not more than ten (10) business days thereafter, redeem 100% of our issued and outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not previously released to us or necessary to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), and then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our liquidation and subsequent dissolution and the public rights will expire and will be worthless.

If we are unable to consummate our initial business combination within this time period, we will liquidate the Trust Account and distribute the proceeds held therein to our public shareholders by way of redeeming their shares and dissolve. If we are forced to liquidate, we anticipate that we would distribute to our public shareholders the amount in the Trust Account calculated as of the date that is two (2) days prior to the distribution date (including any accrued interest net of taxes payable and up to $100,000 of interest released to us to pay dissolution expenses). Prior to such distribution, we would be required to assess all claims that may be potentially brought against us by our creditors for amounts they are actually owed and make provision for such amounts, as creditors take priority over our public shareholders with respect to amounts that are owed to them. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our shareholders could potentially be liable for any claims of creditors to the extent of distributions received by them as an unlawful payment in the event we enter an insolvent liquidation. In the event of our liquidation and subsequent dissolution, the public and private rights will expire and will be worthless.

Pursuant to NASDAQ listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the Trust Account (excluding taxes payable on the income earned on the Trust Account) at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the Trust Account balance.

We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital of a target. In this case, we could acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, only the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test, assuming that we maintain a listing for our securities on NASDAQ. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund-raising arrangement and have no current intention of doing so. The fair market value of the target business will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

We will not be required to comply with the 80% fair market value requirement if we are delisted from Nasdaq. If Nasdaq delists our securities from trading on its exchange, we would not be required to satisfy the fair market value requirement described above and could complete a business combination with a target business having a fair market value substantially below 80% of the balance in the Trust Account.

Working Capital Loans

In order to meet our working capital needs until completion of an initial business combination, our insiders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion (the “Working Capital Loans”). The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $3,000,000 of the notes may be converted upon consummation of our business combination into working capital units at a price of $10.00 per unit, or the “working capital units.” In addition, if we hold a shareholder meeting to seek shareholders’ approval for an amendment to the then existing memorandum and articles of association, as amended, to modify the amount of time or substance we have to consummate an initial business combination, our insiders, officers and directors or their affiliates or designees may, but not obligated to, loan us funds in support of our potential extension to allow additional time for us to complete an initial business combination which will be evidenced in extension convertible notes to be repaid in cash or $10.00 per unit, or the “extension units,” at the closing of our initial business combination. The working capital units and the extension units, if any, would be identical to the Private Units sold in the private placement. If we do not complete our initial business combination, the loans would be repaid out of funds not held in the Trust Account, and only to the extent available. The terms of such loans by our insiders, officers and directors or their affiliates, if any, have not been determined and no written agreements exist with respect to such loans.

As of December 31, 2024 and through the date of filing of this Annual Report on Form 10-K, the Company had no borrowings under these loans.

Risks Related to Our Possible Business Combination with a PRC Target Company

Although there is no restriction or limitation on what industry or geographic region our target operates in, because of our significant ties to China, we may pursue a business combination with a company being based in or having the majority of the company’s operations in China (a “PRC Target Company”). If we complete a business combination with a PRC Target Company, we may be subject to risks due to uncertainty of the interpretation and the application of the PRC laws and regulations following the business combination. In particular, PRC laws and regulations restrict foreign ownership in certain industries. If the PRC Target Company is in any of those restricted industries, neither the post-combination entity nor its subsidiaries may own any equity interest in the PRC Target Company or its operating subsidiaries but rather may establish a wholly foreign-owned enterprise (“WFOE”) in PRC to enter into the a series of contractual arrangements (the “VIE Agreements”) with the PRC Target Company (to that extent, the PRC Target Company is known as a variable interest entity, or a VIE) and the VIE’s shareholders.

VIE Agreements normally include: (i) certain power of attorney agreements, a share pledge agreement and certain loan agreements; (ii) an exclusive business cooperation agreement which allows the post-combination entity to receive substantially all of the economic benefits from the VIE; and (iii) certain exclusive option agreements and certain spouse consent letters which provide the WFOE with an exclusive option to purchase all or part of the equity interests in and/or assets of the VIE when and to the extent permitted by PRC laws (such arrangements are referred as a “VIE structure”). The post-combination entity, through a VIE structure, can consolidate the financial results of the VIE in its consolidated financial statements as a primary beneficiary in accordance with accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, for accounting purpose. The post-combination entity or its shareholders do not directly or indirectly hold equity interests in the VIE, and therefore, a VIE structure is subject to risks due to the uncertainty of the interpretation and the application of the PRC laws and regulations, including but not limited to limitations on foreign ownership of business in a restricted industry, regulatory review of overseas listings of PRC companies through a special purpose vehicle, and the validity and enforcement of the VIE Agreements. The VIE structure is also subject to the risks of uncertainty about any future actions of the PRC government in this regard that could disallow the VIE structure, which would likely result in a material change in the post-combination entity’s operations and may cause the value of our Ordinary Shares to depreciate significantly or become worthless.

VIE structure may not be as effective as equity ownership and the company may incur substantial costs to enforce the terms of the arrangements. Since the post-combination entity and its stockholders do not directly own equity interest in VIE and the shareholders of VIE still own the shares of VIE after the business combination, the VIE structure has its inherent risks that may affect your investment, including less effectiveness and certainties than equity ownership and potential substantial costs to enforce the terms of the VIE Agreements. The VIE shareholders may not act in the best interests of the WFOE or the post-combination entity, or may not perform their obligations under the VIE Agreements. If the VIE or the VIE shareholders breach their contractual obligations under the VIE Agreements, the post-business combination company may have difficulty in enforcing any rights it may have under the VIE Agreements with the VIE and/or its founders and owners because all of the VIE Agreements are governed by PRC laws and provide for the resolution of disputes through arbitration in the PRC, where the legal environment in the PRC is not as developed as in the United States. The post-combination entity may have to incur substantial costs and expend significant resources to enforce such VIE Agreements in reliance on legal remedies under PRC law. In connection with litigation, arbitration or other judicial or dispute resolution proceedings, assets under the name of any of record holder of equity interest in the VIE, including such equity interest of such record holder, may be put under court custody. As a consequence, we cannot be certain that the equity interest will be disposed pursuant to the VIE Agreements or that the ownership by the record holder of such equity interest will be unchallenged. In addition, if we acquire a PRC Target Company through VIE Agreements, investors in our Ordinary Shares following a business combination would not hold equity interests in the VIE domiciled in China and would instead hold equity interests in a holding company. You may never hold equity interests in the VIE.

All of the VIE Agreements may be governed by and interpreted in accordance with PRC law, and disputes arising from these VIE Agreements may be resolved in court or through arbitration in China in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in some other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit the post-combination ability to enforce the VIE Agreements. As at the date of this Annual Report, there are very few precedents and little official guidance as to how VIE Agreements should be interpreted or enforced under PRC law. The VIE Agreements have not been widely tested in a court of law in the PRC and there remain significant uncertainties regarding the ultimate outcome of arbitration should legal action become necessary. Furthermore, VIE Agreements may not be enforceable in China if the PRC government authorities or courts take a view that such VIE Agreements contravene PRC laws and regulations or are otherwise not enforceable for public policy reasons. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts against us or such persons predicated upon the civil liability provisions of the securities laws of the United States or any state. In the event that the post-combination entity is unable to enforce the VIE Agreements, the post-combination entity may not be able to consolidate the financial results of the VIE through the VIE Agreements, which will have a material adverse effect on its financial condition and results of operations.

Although the PRC authorities do not require permission to entering into the VIE Agreements, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” or the Opinions, which was made available to the public on July 6, 2021, pursuant to which the PRC government will strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings of Chinese companies. The Opinions and any related implementing rules to be enacted may subject the VIE structure to compliance requirements in the future. Given the current regulatory environment in the PRC, uncertainty of different interpretations and enforcement of the rules and regulations in the PRC may be adverse to our business combination with a PRC Target Company or the post-business combination company, which requirements may take place quickly with little advance notice.

On February 17, 2023, the Chinese Securities Regulatory Commission (the “CSRC”) issued the New Administrative Rules Regarding Overseas Listings, which came into effect since March 31, 2023. According to the New Administrative Rules Regarding Overseas Listings, among other things, a domestic company in the PRC that seeks to offer and list securities in overseas markets shall fulfill the filing procedure with the CSRC as per requirement of the Trial Administrative Measures. An issuer is a domestic company in the PRC if the following criteria are met at the same time: (a) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year comes from PRC domestic companies, and (b) the main parts of the issuer’s business activities are conducted in mainland China, or its main places of business are located in mainland China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in mainland China. Where a domestic company seeks to directly offer and list securities in overseas markets, the issuer shall file with the CSRC. Where a domestic company seeks to indirectly offer and list securities in overseas markets, the issuer shall designate a major domestic operating entity, which shall, as the domestic responsible entity, file with the CSRC. If, we acquire a PRC Target Company, we may be required to comply with the New Administrative Rules Regarding Overseas Listings and complete the filing with the CSRC, to continue listing on U.S. exchanges or issue securities to foreign investors post business combination with a PRC Target Company. Since the New Administrative Rules Regarding Overseas Listings are newly promulgated, and the interpretation and implementation thereof involves uncertainties, we cannot assure that we will be able to complete the relevant filings in a timely manner or fulfil all the regulatory requirements thereunder.

On February 24, 2023, the CSRC promulgated the Confidentiality and Archives Administration Provisions, which also became effective on March 31, 2023. The Confidentiality and Archives Administration Provisions set out rules, requirements and procedures relating to provision of documents, materials and accounting archives for securities companies, securities service providers, overseas regulators and other entities and individuals in connection with overseas offering and listing, including without limitation to, domestic companies that carry out overseas offering and listing (either in direct or indirect means) with regards to protection of any state secret and working secret of government agencies, requirement to obtain approval to publicly disclose or provide any documents and materials that contain state secrets or working secrets of government agencies. Further, according to the Measures for Cybersecurity Review, which was promulgated on December 28, 2021 and became effective on February 15, 2022, online platform operators holding more than one million users/users’ individual information shall be subject to cybersecurity review before listing abroad. If we acquire a PRC Target Company, we will be required to comply with Confidentiality and Archives Administration Provisions, potential cybersecurity review, and other regulations may be promulgated by the CAC or other PRC authorities. There is uncertainty how the new provisions will be interpreted and implemented in the future, and we may be required to perform additional procedures in connection with the provision of accounting archives.

The governing PRC laws and regulations are sometimes vague and uncertain and can change quickly with little advance notice, which may result in a material change in the post-combination entity’s operations, cause the value of our shares following the business combination to significantly decline or be worthless, or substantially limit or completely hinder the post-combination entity’s ability to offer or continue to offer securities to investors. For instance, the PRC government recently initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using a VIE structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. However, since these statements and regulatory actions are new, it is uncertain how soon Chinese legislative or administrative regulation making bodies will respond and what existing or new laws, regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our capability to acquire or merge with a PRC Target Company, as well as the post-combination entity’s ability to conduct its business, accept foreign investments, or list on a U.S. stock exchange.

The Chinese government may intervene or influence the operations of the PRC operating entities at any time and may exert more control over offerings conducted overseas and/or foreign investment in China-based issuers, which could result in a material change in the operations of the PRC operating entities and/or the value of our securities. In addition, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Changes in China’s economic, political or social conditions, as well as possible interventions and influences of any government policies and actions; as well as uncertainties with respect to the PRC legal system could have a material adverse effect on our operation and the value of our securities. For instance, (i) as the date hereof, we and our directors and officers are not required to obtain any permission from the CSRC, CAC, or any other China authorities, nor received any objection, restriction, or were denied approval from Chinese authorities to list our securities in U.S. exchanges, however, we cannot guarantee that PRC authorities may initiate any change in its law, rules or regulations, or governmental policies that would require permission or scrutiny from relevant PRC authorities before our listing; or any law, regulation, rules and policies will become effective and enforceable after our listing that could substantially affect our operation and the value of our securities may depreciate quickly even become worthless. Such future administrative measure or actions may have material adverse effects on the offering of our securities to investors, our proposed listing in the U.S., our business operation, our capability to acquire or merge with a PRC Target Company. For example, in the event that it is required that we should obtain permission from the Chinese government to offer our securities to investors or list on U.S. exchanges, it is unpredictable whether such permission can be obtained by us, as the case may be, or, if permission is obtained, whether it could be later denied or rescinded. If we, including our directors and officers, do not receive or maintain such permissions or approvals, or inadvertently conclude that such permissions or approvals are not required, it could significantly limit or completely hinder our ability to offer or continue to offer our securities to investors, list in the U.S. and cause the value of our securities to significantly decline or become worthless. As of the date of this Annual Report, we have not received any inquiry, notice, warning, or sanctions from PRC government authorities in connection with any permissions may be required from the PRC authorities; and (ii) currently and prior to the consummation of our initial business combination, our operation involves searching and identifying suitable targets, conducting due diligence on targets, negotiating and consummating our initial business combination. Though we are not restricted or prohibited from such business activities in China, we are subject to risks and uncertainties about future actions of the PRC government or law enforcement to refrain our activities or operation in China, which would likely result in a material change in our operations, significantly limit or hinder our ability to offer or continue to offer our securities, and cause the value of our securities may depreciate significantly or become worthless.

As a blank check company incorporated for the purpose of effecting a business combination, we have significant ties to China. Dr. Fen “Eric” Zhang, our Chief Executive Officer, who is also the sole director of the Sponsor, is a Canadian citizen but currently resides in China for business purposes, and our Chief Financial Officer, Ms. Jie “Janet” Hu, is a Chinese citizen located in China. Because of our significant ties to China, we may be a less attractive partner to a non-China-based target company and such perception may potentially limit or negatively impact our search for an initial business combination; or may therefore make it more likely for us to consummate a business combination with a PRC Target Company.

Further, it is uncertain whether any officers and directors of the post-combination entity will be located inside the United States. As a result, it may be difficult, or in some cases impossible, for investors in the United States to enforce their legal rights, to effect service of process upon those officers and directors (prior to or after the business combination) located outside the United States, or to enforce judgments of U.S. courts seeking to impose civil liabilities and criminal penalties on them under U.S. securities laws. In particular, the PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States and many other countries and regions, and you may have to incur substantial costs and contribute significant time to enforce civil liabilities and criminal penalties in reliance on legal remedies under PRC laws. Therefore, recognition and enforcement in the PRC of judgements of U.S. courts in relation to any matter not subject to a binding arbitration provision may be difficult or impossible.

PRC Limitations on Overseas Listing and Share Issuances If We Acquire a PRC Target Company (Post-Business Combination)

The New Administrative Rules Regarding Overseas Listing

On February 17, 2023, the CSRC issued the New Administrative Rules Regarding Overseas Listings, which came into effect since March 31, 2023. According to the New Administrative Rules Regarding Overseas Listings, among other things, a domestic company in the PRC that seeks to offer and list securities in overseas markets shall fulfill the filing procedure with the CSRC as per requirement of the Trial Administrative Measures. An issuer is a domestic company in the PRC if the following criteria are met at the same time: (a) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year comes from PRC domestic companies, and (b) the main parts of the issuer’s business activities are conducted in mainland China, or its main places of business are located in mainland China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in mainland China. Where a domestic company seeks to directly offer and list securities in overseas markets, the issuer shall file with the CSRC. Where a domestic company seeks to indirectly offer and list securities in overseas markets, the issuer shall designate a major domestic operating entity, which shall, as the domestic responsible entity, file with the CSRC. Initial public offerings or listings in overseas markets shall be filed with the CSRC within 3 working days after the relevant application is submitted overseas. If an issuer offers securities in the same overseas market where it has previously offered and listed securities subsequently, filings shall be made with the CSRC within 3 working days after the offering is completed. Upon occurrence of any material event, such as change of control, investigations or sanctions imposed by overseas securities regulatory agencies or other relevant competent authorities, change of listing status or transfer of listing segment, or voluntary or mandatory delisting, after an issuer has offered and listed securities in an overseas market, the issuer shall submit a report thereof to CSRC within 3 working days after the occurrence and public disclosure of such event. Further, an overseas securities company that serves as a sponsor or lead underwriter for overseas securities offering and listing by domestic companies shall file with the CSRC within 10 working days after signing its first engagement agreement for such business, and submit to the CSRC, no later than January 31 each year, an annual report on its business activities in the previous year associated with overseas securities offering and listing by domestic companies. If an overseas securities company has entered into engagement agreements before the effectuation of the Trial Administrative Measures and is serving in practice as a sponsor or lead underwriter for overseas securities offering and listing by domestic companies, it shall file with the CSRC within 30 working days after the Trial Administrative Measures take effect. However, pursuant to the New Administrative Rules Regarding Overseas Listings and the Notice on the Arrangement for Filing-based Administration of Overseas Offering and Listing by Domestic Companies issued by the CSRC on February 17, 2023, if the indirect overseas securities offering and listing by a domestic company had been approved by the overseas regulator or stock exchange, such as the registration statement had been declared effective in the case of the U.S. market, prior to the effectuation of the Trial Administrative Measures, and the indirect overseas securities offering and listing will be completed before September 30, 2023 without the need to go through the regulatory procedure of the overseas regulator or stock exchange for offering and listing once again, then such company is not required to file with the CSRC in accordance with the Trial Administrative Measures immediately but shall be required to do so if it involves in re-financing and other filing matters in the future.

As a blank check company incorporated in Cayman Islands rather than in China and currently our company does not own or control any equity interest in any PRC company or operate any business in China, we did not generate any revenue or profit nor have any asset in China or from any operation in China as of the date of this Annual Report. As a result, we believe that we do not meet the criteria (a) of a domestic company in the PRC as set forth in New Administrative Rules Regarding Overseas Listings and accordingly are not required to file with the CSRC for the offering. If, however, we acquire a PRC Target Company, we may be required to comply with the New Administrative Rules Regarding Overseas Listings and complete the filing with the CSRC, to continue listing on U.S. exchanges or issue securities to foreign investors post business combination with a PRC Target Company. Since the New Administrative Rules Regarding Overseas Listings are newly promulgated, and the interpretation and implementation thereof involves uncertainties, we cannot assure that we will be able to complete the relevant filings in a timely manner or fulfil all the regulatory requirements thereunder.

Confidentiality and Archives Administrative Provisions and Measures for Cybersecurity Review

On February 24, 2023, the CSRC promulgated the Confidentiality and Archives Administration Provisions, which also became effective on March 31, 2023. The Confidentiality and Archives Administration Provisions set out rules, requirements and procedures relating to provision of documents, materials and accounting archives for securities companies, securities service providers, overseas regulators and other entities and individuals in connection with overseas offering and listing, including without limitation to, domestic companies that carry out overseas offering and listing (either in direct or indirect means) and the securities companies and securities service providers (either incorporated domestically or overseas) that undertake relevant businesses shall not leak any state secret and working secret of government agencies, or harm national security and public interest, and a domestic company shall first obtain approval from competent authorities according to law, and file with the secrecy administrative department at the same level, if it plans to, either directly or through its overseas listed entity, publicly disclose or provide any documents and materials that contain state secrets or working secrets of government agencies. Working papers produced in the Chinese mainland by securities companies and securities service providers in the process of undertaking businesses related to overseas offering and listing by domestic companies shall be retained in the Chinese mainland. Where such documents need to be transferred or transmitted to outside the Chinese mainland, relevant approval procedures stipulated by regulations shall be followed. Further, according to the Measures for Cybersecurity Review, which was promulgated on December 28, 2021 and became effective on February 15, 2022, online platform operators holding more than one million users/users’ individual information shall be subject to cybersecurity review before listing abroad. As we are a blank check company and are not involved in the collection of personal data of at least 1 million users or implicate cybersecurity, we do not believe that we are a “network platform operator(s)”, or subject to the cybersecurity review of the Cyberspace Administration of China (the “CAC”), nor subject to Confidentiality and Archives Administration Provisions for the offering. As of the date of this Annual Report, we have not received any inquiry, notice, warning, sanction or any regulatory objection to the IPO from any relevant PRC authorities. If we acquire a PRC Target Company, we will be required to comply with Confidentiality and Archives Administration Provisions and other regulations may be promulgated by the CAC or other PRC authorities. There is uncertainty how the new provisions will be interpreted and implemented in the future, and we may be required to perform additional procedures in connection with the provision of accounting archives.

Additionally, if we acquire a PRC Target Company, we may be subject to any new rules, regulations or requirements promulgated by the PRC Authorities regarding Overseas Listing and Share Issuances for domestic companies in the PRC. Any failure of us to fully comply with new regulatory requirements may significantly limit or completely hinder our ability to offer or continue to offer our securities in connection with a business combination, or to complete a business combination at all. If approval is required in the future and we were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on a U.S. exchange, which would materially affect the interest of our investors. It is uncertain when and whether we will be required to obtain permission from the PRC government to continue to list on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. Our operations may be adversely affected in the future, directly or indirectly, by existing or future laws and regulations relating to the PRC Target Company’s business or industry and oversea listing and share issuance.

Transfers of Cash to and from Our Post-Combination Entity If We Acquire a PRC Target Company (Post-Business Combination)

We are a blank check company with no operations of our own and no subsidiaries except searching for a suitable target to consummate an initial business combination. As of the date of this Annual Report, we do not have cash management policies and procedures that dictate how funds are transferred. As of the date of this Annual Report, no transfers, dividends, or distributions have been made by us.

There is no restriction in the geographic location of targets that we can pursue, although we intend to initially prioritize geographic locations in Asia and North America. We currently do not have any PRC subsidiaries or China operations, do not have any specific business combination under consideration and have not (nor has anyone on our behalf), directly or indirectly, contacted any prospective target business or had any substantive discussions, formal or otherwise, with respect to such a transaction. However, because of our significant ties to China, we may pursue a business combination with a PRC Target Company which might require a VIE structure. As a result, although other means are available for the post-combination entity to obtain financing at the holding company level, the post-combination entity’s ability to pay dividends to its shareholders and to service any debt it may incur may depend upon dividends paid by the PRC Target Company’s subsidiaries. If any of the post-combination entity’s subsidiaries incurs debt on its own in the future, the instruments governing such debt may restrict its ability to pay dividends to the post-combination entity. In addition, the PRC subsidiaries of the post-combination entity and VIE are required to make appropriations to certain statutory reserve funds, which are not distributable as cash dividends except in the event of a solvent liquidation of the companies.

In order for the post-combination entity to pay dividends to its stockholders, the post-combination entity will rely on payments made from the VIE to the PRC subsidiary of the post-combined entity, a wholly foreign-owned enterprise (“WFOE”), pursuant to the VIE Agreements, and the distribution of such payments from the WFOE to the post-combination entity as dividends from the subsidiaries of the post-combined entity. Such dividends and other distributions may be subject to the PRC government’s regulations relating to the conversion of Renminbi into foreign currencies and the remittance of such currencies out of the PRC, which may limit the post-combination entity’s PRC subsidiaries’ ability to distribute earnings to the post-combination entity or may otherwise adversely affect the post-combination entity. Furthermore, even though the post-combination entity may wish to transfer cash proceeds raised from overseas financing activities, including the IPO, to its PRC subsidiaries via capital contribution or shareholder loans, the PRC government’s regulations relating to foreign exchange may limit the post-combination entity’s ability to make loans to or inject capital into its PRC subsidiaries or the ability of its PRC subsidiaries to pay back such loans to the post-combination entity.

Investment in Chinese companies, which are governed by the Foreign Investment Law, and the dividends and distributions from a China-based operating company are subject to regulations and restrictions on dividends and payment to parties outside of China. Furthermore, if certain procedural requirements are satisfied, the payment in foreign currencies on current account items, including profit distributions and trade and service related foreign exchange transactions, can be made without prior approval from the State Administration of Foreign Exchange (the “SAFE”) or its local branches. However, where RMB would be converted into foreign currency and remitted out of China to pay capital expenses, such as the repayment of loans denominated in foreign currencies, approval from or registration with competent government authorities or its authorized banks is required. The PRC government may take measures at its discretion from time to time to restrict access to foreign currencies for current account or capital account transactions. If the foreign exchange control regulations prevent the VIE or PRC subsidiaries of the combined company from obtaining sufficient foreign currencies to satisfy their foreign currency demands, the VIE or PRC subsidiaries of the combined company may not be able to pay dividends or repay loans in foreign currencies to their offshore intermediary holding companies and ultimately to the post-combination company. We cannot assure you that new regulations or policies will not be promulgated in the future, which may further restrict the remittance of RMB into or out of the PRC. We cannot assure you, in light of the restrictions in place, or any amendment to be made from time to time, that the PRC subsidiaries of the post-combination company will be able to satisfy their respective payment obligations that are denominated in foreign currencies, including the remittance of dividends outside of the PRC. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our subsidiaries or the VIE, if any.

Current PRC regulations permit the indirect subsidiaries of the post-combination entity to pay dividends to the post-combination entity only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, each of the subsidiaries of the post-combination company in China is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. Each of such entity in China is also required to further set aside a portion of its after-tax profits to fund the employee welfare fund, although the amount to be set aside, if any, is determined at the discretion of its board of directors. Although the statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the respective companies, the reserve funds are not distributable as cash dividends except in the event of liquidation.

Cash dividends, if any, on our common stock will be paid in U.S. dollars. If the post-combination entity is considered a PRC tax resident enterprise for tax purposes, any dividends the post-combination entity pay to its overseas stockholders may be regarded as China-sourced income and as a result may be subject to PRC withholding tax at a rate of up to 10.0%.

PCAOB

The United States Public Company Accounting Oversight Board (“PCAOB”) is currently unable to conduct inspections on accounting firms in the PRC without the approval of the Chinese government authorities. The auditor and its audit work in the PRC may not be inspected fully by the PCAOB. Inspections of other auditors conducted by the PCAOB outside China have at times identified deficiencies in those auditors’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The lack of PCAOB inspections of audit work undertaken in China prevents the PCAOB from regularly evaluating the PRC auditor’s audits and its quality control procedures. As a result, shareholders may be deprived of the benefits of PCAOB inspections if we complete a business combination with such companies.

Future developments in U.S. laws may restrict our ability or willingness to complete certain business combinations with certain companies. For instance, the enacted Holding Foreign Companies Accountable Act (the “HFCAA”) would restrict our ability to consummate a business combination with a target business unless that business met certain standards of the PCAOB and would require delisting of a company from U.S. national securities exchanges if the PCAOB is unable to inspect its public accounting firm for three consecutive years. The HFCAA also requires public companies to disclose, among other things, whether they are owned or controlled by a foreign government, specifically, those based in China.

We may not be able to consummate a business combination with a favored target business due to these laws. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which, if signed into law, would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three consecutive years.

The documentation we may be required to submit to the SEC proving certain beneficial ownership requirements and establishing that we are not owned or controlled by a foreign government in the event that we use a foreign public accounting firm not subject to inspection by the PCAOB or where the PCAOB is unable to completely inspect or investigate our accounting practices or financial statements because of a position taken by an authority in the foreign jurisdiction could be onerous and time consuming to prepare. The HFCAA mandates the SEC to identify issuers of SEC-registered securities whose audited financial reports are prepared by an accounting firm that the PCAOB is unable to inspect due to restrictions imposed by an authority in the foreign jurisdiction where the audits are performed. If such identified issuer’s auditor cannot be inspected by the PCAOB for three consecutive years, the trading of such issuer’s securities on any U.S. national securities exchanges, as well as any over-the-counter trading in the U.S., will be prohibited.

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCAA. An identified issuer will be required to comply with these rules if the SEC identifies it as having a “non-inspection” year under a process to be subsequently established by the SEC.

On November 5, 2021, the SEC approved the PCAOB’s Rule 6100, Board Determinations Under the HFCAA. Rule 6100 provides a framework for the PCAOB to use when determining, as contemplated under the HFCAA, whether it is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction.

On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCAA. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions.

On December 16, 2021, the PCAOB issued a Determination Report which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (i) mainland China, and (ii) Hong Kong. Our auditor, Marcum Asia CPAs LLP, headquartered in New York City, is an independent registered public accounting firm registered with the PCAOB and is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess Marcum Asia CPAs LLP’s compliance with applicable professional standards. The PCAOB currently has access to inspect the working papers of our auditor. Our auditor is not headquartered in mainland China or Hong Kong and was not identified in this report as a firm subject to the PCAOB’s determination.

On August 26, 2022, the CSRC, the Ministry of Finance of the PRC, and PCAOB signed a Statement of Protocol, or the Protocol, governing inspections and investigations of audit firms based in China and Hong Kong. Pursuant to the Protocol, the PCAOB has independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. However, uncertainties still exist whether this new framework will be fully complied with. According to the PCAOB, its December 2021 determinations under the HFCAA remain in effect. The PCAOB is required to reassess these determinations by the end of 2022. Under the PCAOB’s rules, a reassessment of a determination under the HFCAA may result in the PCAOB reaffirming, modifying or vacating the determination.

On December 15, 2022, the PCAOB determined that it has secured complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate its December 2021 determinations to the contrary. To ensure ongoing access for inspections and investigations, the PCAOB will determine annually whether it can inspect and investigate completely audit firms in mainland China and Hong Kong. Additionally, the PCAOB has also identified numerous deficiencies at audit firms in mainland China and Hong Kong, as has been the case in other jurisdictions in the first year of PCAOB inspection. The PCAOB intends to release inspection reports in the first half of next year detailing findings from their inspections of these audit firms.

However, in the event that we complete a business combination with a PRC Target Company and PCAOB is not able to fully conduct inspections of the post-combination entity’s auditor’s work papers in mainland China or Hong Kong, it could cause us to fail to be in compliance with U.S. securities laws and regulations, we could cease to be listed on a U.S. securities exchange, and U.S. trading of our shares could be prohibited under the HFCAA. Any of these actions, or uncertainties in the market about the possibility of such actions, could adversely affect our prospects to successfully complete a business combination with a PRC Target Company, our access to the U.S. capital markets and the price of our shares.

On December 29, 2022, a legislation entitled “Consolidated Appropriations Act, 2023” (the “Consolidated Appropriations Act”), was signed into law by President Biden. The Consolidated Appropriations Act contained, among other things, an identical provision to the AHFCAA, which reduces the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two.

Future developments in respect of increased U.S. regulatory access to audit information are uncertain, as the legislative developments are subject to the legislative process and the regulatory developments are subject to the rule-making process and other administrative procedures.

Other developments in U.S. laws and regulatory environment, including but not limited to executive orders such as Executive Order (E.O.) 13959, “Addressing the Threat from Securities Investments That Finance Communist Chinese Military Companies,” may further restrict our ability to complete a business combination with certain China-based businesses.

Enforceability of Civil Liability

Certain of our executive officers and directors are located outside the U.S. Our Chief Executive Officer, Dr. Fen “Eric” Zhang, who is also our director, our Chief Financial Officer, Ms. Jie “Janet” Hu, and our director Mr. Cameron R. Johnson, are located in China, and our director, Mr. Kevin McKenzie, are located in Switzerland. Further, there is uncertainty if any officers and directors of the post-combination entity will be located outside the Unites States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon those officers and directors (prior to or after the business combination) located outside the United States, to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on them under United States securities laws.

In particular, the PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States and many other countries and regions, and you may have to incur substantial costs and contribute significant time to enforce civil liabilities and criminal penalties in reliance on legal remedies under PRC laws. Therefore, recognition and enforcement in the PRC of judgement of United States courts in relation to any matter not subject to a binding arbitration provision may be difficult or impossible.

U.S. Foreign Investment Regulations

Dr. Fen “Eric” Zhang, our Chief Executive Officer and Chairman, is the sole director of the Sponsor and as such is deemed to have sole voting and investment discretion with respect to our shares held by the Sponsor. There are two types of securities of the Sponsor issued and outstanding, ordinary shares and Series A preferred shares. Dr. Fen “Eric” Zhang holds all the issued and outstanding ordinary shares and, eight holders, including Dr. Zhang, hold all the issued and outstanding Series A preferred shares. The holders of Series A preferred shares have no voting rights with respect to any matters of the Sponsor subject to certain exception. In the event of dissolution of our Sponsor after the closing of the IPO, the holders of Sponsor’s ordinary shares and Series A preferred shares are entitled to distribution of assets and funds of the Sponsor legally available for distribution, pro rata, including, the Company’s Founder Shares and Private Units held by the Sponsor if those securities have not been disposed by the Sponsor and are legally available for distribution during the dissolution. Dr. Zhang and one holder of the Sponsor’s Series A preferred shares are Canadian citizens and the other six holders are Chinese citizens. As of the date of this Annual Report, the Sponsor owns approximately 21.38% of our issued and outstanding shares.

Controlling or non-controlling investments in U.S. businesses that produce, design, test, manufacture, fabricate or develop one or more critical technologies in one of 27 identified industries — including aviation, defense, semiconductors, telecommunications and biotechnology — are subject to a mandatory filing with the Committee on Foreign Investment in the U.S. (“CFIUS”). In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Because we may be considered a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security, we could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate a business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.00 per share initially, and our rights will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Facilities

Our executive offices are located at 14 Prudential Tower, Singapore, 049712 and our telephone number is (+1) 949 899 1827. Commencing on January 22, 2025, we make $10,000 per month payment to the Sponsor for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

Employees

We currently have Dr. Fen “Eric” Zhang as the Chief Executive Officer and Mr. Jie “Janet” Hu as the Chief Financial Officer. They are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Annual Report. Factors that could cause our actual results to differ materially from those in this Annual Report are any of the risks described in the prospectus of our IPO (File No. 333-283278) filed with the SEC on January 24, 2025 (the “Prospectus”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Annual Report, there have been no material changes to the risk factors disclosed in our Prospectus, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

We are a special purpose acquisition company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk.

We have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our management is generally responsible for assessing and managing any cybersecurity threats. If and when any reportable cybersecurity incident arises, our management shall promptly report such matters to our board of directors for further actions, including regarding the appropriate disclosure, mitigation, or other response or actions that the board deems appropriate to take.

As of the date of this report, we have not encountered any cybersecurity incidents since our IPO.

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operations. We maintain our principal executive offices located at 14 Prudential Tower, Singapore, 049712 and our telephone number is (+1) 949 899 1827.

Item 3. Legal Proceedings.

We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market Information.

Our Units, ordinary Shares and Rights are each traded on The Nasdaq Global Market under the symbols “COLAU,” “COLA” and “COLAR,” respectively.

Holders

As of the date hereof, we had 2 holders of record of our units, 6 holders of record of our separately traded ordinary shares, and 1 holder of record of our separately traded Rights. The number of record holders was determined from the records of our transfer agent.

Dividends

We have not paid any cash dividends on our Ordinary Shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Pursuant to a subscription agreement dated March 21, 2024, as further amended on July 25, 2024 and December 20, 2024, the Company issued 1,437,500 Ordinary Shares to the Sponsor for a purchase price of $25,000, or approximately $0.0167 per share, among which, up to 225,000 shares are subject to forfeiture if the over-allotment option is not exercised (the “Founder Shares”), in connection with the Company’s organization. Pursuant to a securities transfer agreement dated November 8, 2024, as amended on December 20, 2024, the Sponsor transferred 12,000 Founder Shares to each of our independent directors, Dr. M. Anthony Wong (former director), Mr. Kevin McKenzie and Ms. Qian (Hebe) Xu, at the original purchase price, immediately prior to the closing of the IPO. The holders of the Founder Shares are referred to as the “our insiders.” The issuance of such Founder Shares to the Sponsor was made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act.

On January 24, 2025, we consummated the IPO of 6,000,000 Units, generating gross proceeds of $60,000,000. A.G.P./Alliance Global Partners acted as representative of the underwriters. The securities sold in the IPO were sold pursuant to a registration statement on Form S-1 (File No.: 333-283278). The registration statement became effective on January 22, 2025.

On January 24, 2025, substantially concurrently with the closing of the IPO, we completed the Private Placement of 234,290 Private Units to the Sponsor at a purchase price of $10.00 per Initial Private Unit, generating gross proceeds to us of $2,342,900. The issuance of the Initial Private Units was made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act. We also issued to the Representative, 210,00 Ordinary shares as part of the underwriting compensation (the “Representative Shares”) on the closing of the IPO.

The proceeds of $60,000,000 ($10.00 per Unit) in the aggregate from the IPO and the Private Placement, were placed in the Trust Account.

On March 10, 2025, the Sponsor forfeited 225,000 Founder Shares for no consideration as the underwriters of the IPO did not exercise the over-allotment option. As a result, as of the date hereof, there are a total of 1,500,000 Founder Shares issued and outstanding.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our,” or “we” refer to Columbus Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes herein.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company formed under the laws of Cayman Island on January 18, 2024, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. We intend to effectuate our business combination using cash derived from the proceeds of the IPO, our securities, debt or a combination of cash, securities and debt, in effecting a business combination. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location but will initially focus on Asia. We have not selected any target business for our initial business combination.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Initial Public Offering and Private Placement

On January 24, 2025, the Company consummated its IPO of 6,000,000 Units. Each Unit consists of one ordinary shares and one Right to receive one-seventh of one ordinary share upon the completion of the initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $60,000,000.

Substantially concurrently with the closing of the IPO, the Company completed the private sale of 234,290 Private Units to the Sponsor. Each Private Unit consists of one Ordinary Share and one Right. The Private Units were sold at a purchase price of $10.00 per Private Unit, generating gross proceeds to the Company of $2,342,900.

The proceeds of $60,000,000 ($10.00 per Unit) in the aggregate from the IPO and the Private Placement were placed in the Trust Account with Continental Stock Transfer & Trust Company acting as trustee.

On March 10, 2025, the Sponsor forfeited 225,000 Founder Shares (as defined below) for no consideration as the underwriters of the IPO did not exercise the over-allotment option. As a result, the Sponsor currently holds 1,698,290 Ordinary Shares in total, including 1,464,000 Founder Shares and 234,290 Ordinary Shares included in the Private Units.

Our management has broad discretion with respect to the specific application of the proceeds of the IPO and the Private Placement that are held outside of the Trust Account, although substantially all the net proceeds are intended to be applied generally towards consummating a business combination and working capital.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the IPO. Following the IPO, we have not generated, and do not expect to generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the IPO. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After the IPO, we incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses associated with the search for target opportunities.

For the period from January 18, 2024 (inception) through December 31, 2024, we had a net loss of $77,094, all of which consisted of formation and operating costs.

Liquidity and Capital Resources

As of December 31, 2024, we had no cash and a working capital deficit of $252,128. Upon completion of the IPO, $1,007,756 was held outside of the Trust Account. We intend to use substantially all of the net proceeds of the IPO, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our share capital is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

Over the next 12 months (assuming a business combination is not consummated prior thereto), we will be using the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, or the amount of interest available to us from the Trust Account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

We have incurred and expect to continue to incur significant costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements - Going Concern, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying financial statements are issued. Management plans to address this uncertainty are through seeking new financing to complete a Business Combination. If a Business Combination is not consummated by the end of the Combination Period, currently January 22, 2026, and the Combination Period is not extended, there will be a mandatory liquidation and subsequent dissolution of the Company, which also raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2024, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The Founder Shares, the ordinary shares included in the Private Units, and any Ordinary shares that may be issued upon conversion of Working Capital Loans (and any underlying securities) will be entitled to registration rights pursuant to a registration and shareholder rights agreement entered into in connection with the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Critical Accounting Estimates

In preparing these financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results may differ from these estimates. We have not identified any critical accounting estimates.

Recent Accounting Standards

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance as of December 31, 2024.

In December 2023, the FASB issued ASU 2023-09, Income taxes (Topic 740): Improvements to Income Tax Disclosure (“ASU 2023-09”), which enhances the transparency and usefulness of income tax disclosures. ASU 2023-09 will be effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. Management does not believe the adoption of ASU 2023-09 will have a material impact on our financial statements and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2024, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been deposited in the interest-bearing bank account. Due to the short-term nature of these investments, we believe there will be no associated material exposure to market or interest rate risk.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Form 10-K and is incorporated herein by reference.

COLUMBUS ACQUISITION CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and Board of Directors of

Columbus Acquisition Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Columbus Acquisition Corp (the “Company”) as of December 31, 2024, the related statements of operations, changes in shareholder’s deficit and cash flows for the period from January 18, 2024 (inception) through December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the period from January 18, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities on or before January 22, 2026, unless the Company extends such period by amending its amended and restated memorandum and articles of association. There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to January 22, 2026, if at all. The Company also has no approved plan in place to extend the business combination deadline beyond January 22, 2026, and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum Asia CPAs LLP

Marcum Asia CPAs LLP

We have served as the Company’s auditor since 2024.

New York NY

March 28, 2025

Firm ID#: 5395

NEW YORK OFFICE • 7 Penn Plaza • Suite 830 • New York, New York • 10001

Phone 646.442.4845 • Fax 646.349.5200 • www.marcumasia.com

COLUMBUS ACQUISITION CORP

BALANCE SHEET

AS OF DECEMBER 31, 2024

Assets
Cash	$-
Deferred offering costs	200,034
Total Assets	$200,034

Liabilities and Shareholder’s Deficit
Current Liabilities:
Accounts payable and accrued expenses	$2,416
Promissory note – related party	249,712
Total Current Liabilities	252,128
Total Liabilities	252,128

Commitments and Contingencies (Note 6)

Shareholder’s Deficit:
Ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 1,500,000 shares issued and outstanding(1)	150
Additional paid-in capital	24,850
Accumulated deficit	(77,094)
Total Shareholder’s Deficit	(52,094)
Total Liabilities and Shareholder’s Deficit	$200,034

(1)	Ordinary shares have been retroactively restated to reflect the Sponsor’s forfeiture of 225,000 Founder Shares on March 10, 2025 for no consideration as the underwriters of the IPO did not exercise the over-allotment option.

The accompanying notes are an integral part of these financial statements.

COLUMBUS ACQUISITION CORP
STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JANUARY 18, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

Formation and operating costs	$77,094
Net loss	$(77,094)

Basic and diluted weighted average ordinary shares outstanding(1)	1,500,000

Basic and diluted net loss per ordinary share	$(0.05)

(1)	Ordinary shares have been retroactively restated to reflect the Sponsor’s forfeiture of 225,000 Founder Shares on March 10, 2025 for no consideration as the underwriters of the IPO did not exercise the over-allotment option.

The accompanying notes are an integral part of these financial statements.

COLUMBUS ACQUISITION CORP
STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT
FOR THE PERIOD FROM JANUARY 18, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 18, 2024 (Inception)	—	$—	$—	$—	$—
Founder Shares issued to Initial Shareholder(1)	1,500,000	150	24,850	—	25,000
Net loss	—	—	—	(77,094)	(77,094)
Balance – December 31, 2024	1,500,000	$150	$24,850	$(77,094)	$(52,094)

(1)	Ordinary shares have been retroactively restated to reflect the Sponsor’s forfeiture of 225,000 Founder Shares on March 10, 2025 for no consideration as the underwriters of the IPO did not exercise the over-allotment option.

The accompanying notes are an integral part of these financial statements.

COLUMBUS ACQUISITION CORP
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 18, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

Cash Flows from Operating Activities:
Net loss	$(77,094)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	2,416
Net Cash Used in Operating Activities	(74,678)

Cash Flows from Financing Activities:
Payment of operating expenses via Promissory note – related party	74,678
Net Cash Provided by Financing Activities	74,678

Net Change in Cash	—

Cash, Beginning of period	—
Cash, End of period	$—

Supplemental Disclosure of Cash Flow Information:
Deferred offering costs paid by Sponsor in exchange for issuance of ordinary shares	$25,000
Deferred offering costs paid via Promissory note – related party	$175,034

The accompanying notes are an integral part of these financial statements.

COLUMBUS ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS

December 31, 2024

Note 1 — Organization, Business Operation and Going Concern Consideration

Columbus Acquisition Corp (the “Company”) is a blank check company incorporated in the Cayman Islands on January 18, 2024. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company’s efforts to identify a prospective target business will not be limited to a particular industry or geographic location. The Company does not have any specific business combination under consideration and the Company has not (nor has anyone on its behalf), directly or indirectly, contacted any prospective target business or had any substantive discussions, formal or otherwise, with respect to such a transaction. The Company’s significant ties to China would make it a less attractive partner to a non-China-based target company and such perception may potentially limit or negatively impact our search for an initial business combination; or may therefore make it more likely for the Company to consummate a business combination with a company being based in or having the majority of the company’s operations in China. The Company has selected December 31 as its fiscal year end.

As of December 31, 2024, the Company had not commenced any operations. For the period from January 18, 2024 (inception) through December 31, 2024, the Company’s efforts had been limited to organizational activities as well as activities related to completing the initial public offering (“IPO”) described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and sale of Private Placement Units (as defined below).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placements Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully.

The Company’s founder and sponsor is Hercules Capital Management VII Corp, a British Virgin Islands company (the “Sponsor”). The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through the IPO (see Note 3) and a Private Placement (as defined below) to the initial shareholder (see Note 4).

On January 24, 2025, the Company consummated its IPO of 6,000,000 units (“Units”). Each Unit consists of one ordinary share, $0.0001 par value per share, and one right to receive of one-seventh of one ordinary share upon the completion of the initial Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $60,000,000. The Company has also granted the underwriters a 45-day option to purchase up to an additional 900,000 Units to cover over-allotments, if any (see Note 3).

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 234,290 units (the “Private Placement Units”) to the Sponsor, at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,342,900, which is described in Note 4.

Transaction costs amounted to $1,587,534 consisting of $900,000 of underwriting commissions which was paid in cash at the closing date of the IPO, $361,000 of the Representative Shares (discussed below), and $326,534 of other offering costs. At the IPO date, cash of $1,007,756 (which is net of funds used to repay the then outstanding balance of the Promissory Note described in Note 5) was held outside of the Trust Account (as defined below) and is available for working capital purposes.

In conjunction with the IPO, the Company issued to the underwriter 210,000 ordinary shares (the “Representative Shares”), which are nonredeemable. The fair value of the Representative Shares accounted for as compensation under Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation” (“ASC 718”) is included in the offering costs. The estimated fair value of the Representative Shares as of the IPO date totaled $361,000.

The Company’s initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the balance in the Trust Account (as defined below), (less any taxes payable on the income earned on Trust Account) at the time of execution of the definitive agreement in connection with its initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Company does not believe that its anticipated principal activities will subject the Company to the Investment Company Act. There is no assurance that the Company will be able to complete a Business Combination successfully.

Upon the closing of the IPO, management has agreed that at least $10.00 per public share underlying Units sold in the IPO will be held into a U.S.-based trust account (“Trust Account”). The funds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less, or in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act which invest solely in direct U.S. government treasury securities, or in an interest bearing or non-interest bearing demand deposit account. Except with respect to dividend and/or interest earned on the funds held in the Trust Account that may be released to the Company to pay the Company’s tax obligation, if any, the proceeds from the IPO and the sale of the Private Placement Units that are deposited and held in the Trust Account will not be released from the Trust Account until the earliest to occur of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association to (A) modify the substance or timing of obligation to redeem 100% of the Company’s public shares if the Company does not complete the Company’s initial Business Combination by January 22, 2026 (unless the Company extends such period by amending its Amended and Restated Memorandum and Articles of Association) or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of the Company’s public shares if the Company is unable to complete its initial business combination by January 22, 2026, subject to applicable law. In no other circumstances will a public shareholder have any right or interest of any kind to or in the Trust Account.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their public shares upon either (i) the completion of the initial Business Combination, (ii) if the Company is unable to complete the initial Business Combination within the prescribed combination period, subject to applicable law, or (iii) a shareholder vote to amend the Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the obligation to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within the prescribed combination period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity.

The Company has determined not to consummate any Business Combination unless the Company has net tangible assets of at least $5,000,001 upon such consummation in order to avoid being subject to Rule 419 promulgated under the Securities Act. However, if the Company seeks to consummate an initial Business Combination with a target business that imposes any type of working capital closing condition or requires the Company to have a minimum amount of funds available from the Trust Account upon consummation of such initial Business Combination, its net tangible asset threshold may limit the Company’s ability to consummate such initial Business Combination (as the Company may be required to have a lesser number of shares redeemed) and may force the Company to seek third party financing which may not be available on terms acceptable to the Company or at all. As a result, the Company may not be able to consummate such an initial Business Combination and the Company may not be able to locate another suitable target within the applicable time period, if at all.

The Company will have until January 22, 2026 to complete its initial Business Combination. If the Company is unable to complete its initial Business Combination by January 22, 2026, unless the Company extends such period by amending its Amended and Restated Memorandum and Articles of Association, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of its remaining shareholders and its board of directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to public rights or private placement rights, which will expire worthless if the Company fails to complete its initial Business Combination by January 22, 2026.

Going Concern Consideration

As of December 31, 2024, the Company had no cash and a working capital deficit of $252,128. As discussed above, upon completion of the IPO, $1,007,756 was held outside of the Trust Account. The Company has incurred and expects to continue to incur significant costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements - Going Concern, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying financial statements are issued. Management plans to address this uncertainty through seeking new financing to complete a Business Combination. If a Business Combination is not consummated by the end of the Combination Period, currently January 22, 2026, and the Combination Period is not extended, there will be a mandatory liquidation and subsequent dissolution of the Company, which also raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

Risks and Uncertainties

As a result of the ongoing Russia/Ukraine, Hamas/Israel conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity, resulting in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and potential future sanctions on the world economy and the specific impact on the Company’s financial position, results of operations or ability to consummate a Business Combination are not yet determinable. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant accounting policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.  The accompanying financial statements are as of a date prior to the completion of the IPO and Private Placement described in Note 1, and therefore do not reflect the accounting for the sale of securities in the IPO and Private Placement, along with the offering costs incurred, including the issuance of the Representative Shares.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make a comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statement in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have cash or cash equivalents as of December 31, 2024.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times in the future, may exceed the Federal Depository Insurance Coverage of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. The Company has not experienced losses on these accounts.

Deferred Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — Expenses of Offering. Deferred offering costs consist of legal and other costs (including underwriting discounts and commissions) incurred through the balance sheet date that are directly related to the IPO and that will be charged to shareholder’s equity and/or temporary equity upon the completion of the IPO. Should the IPO prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, are charged to operations.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 225,000 ordinary share that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). As of December 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, the diluted loss per share is the same as the basic loss per share for the period presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Ordinary Shares Subject to Possible Redemption

The Company will account for its ordinary shares subject to possible redemption issued in the IPO in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as shareholders’ equity. In accordance with ASC 480-10-S99, the Company classifies ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 6,000,000 ordinary shares sold as part of the Units in the IPO were issued with other freestanding instruments (i.e., share rights), the initial carrying value of ordinary shares classified as temporary equity will be allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The initial accretion and subsequent remeasurements will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

Share Rights

The Company will account for the Public Rights (as defined below) and private placement rights issued in connection with the IPO and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, upon completion of the IPO, the Company evaluated and classified the rights under equity treatment at their issuance date fair values, net of allocated offering costs.

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Share-based Compensation

The Company recognizes compensation costs resulting from the issuance of share-based awards to directors as an expense in the financial statement over the requisite service period based on a measurement of fair value for each share-based award. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards. The Black-Scholes-Merton option-pricing model includes various assumptions, including the fair value of the estimated stock price of the Company, expected life of shares, the expected volatility and the expected risk-free interest rate, among others. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside the control of the Company.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance as of December 31, 2024 (see Note 8).

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances the transparency and usefulness of income tax disclosures. ASU 2023-09 will be effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of adopting ASU 2023-09 on its financial statements. As a Cayman Island entity, the Company is not subject to income taxes, as such, the Company does not expect any impact of adopting ASU 2023-09 on its financial statements.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

On January 24, 2025, the Company sold 6,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one ordinary share, par value $0.0001 per share and one right (the “Public Right”). Each Public Right entitles the holder to purchase one-seventh (1/7) of one ordinary share upon the consummation of the Company’s initial Business Combination. The Company will not issue fractional shares. As a result, the holder must hold Public Rights in multiples of 7 in order to receive shares for all of their Public Rights upon closing of a Business Combination. Total offering costs allocated to the IPO proceeds were $1,538,521. The Company has also granted the underwriters a 45-day option to purchase up to an additional 900,000 units to cover over-allotments, if any;  which expired unexercised on March 10, 2025. The holders of the Units were granted the right to separately trade the ordinary shares and the Public Rights beginning on March 17, 2025.

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 234,290 Private Placement Units at a price of $10.00 per Private Placement Unit for an aggregate purchase price of $2,342,900. Each Private Placement Unit was identical to the Units sold in the IPO, except as described below. Total offering costs allocated to the Private Placement Units were $9,453, which were charged directly to additional paid-in capital upon the completion of the IPO.

There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Founder Shares (as defined below), private placement shares or private placement rights. The rights will expire worthless if the Company does not consummate a Business Combination by January 22, 2026, unless the Company extends the Business Combination period.

Each Private Placement Unit is identical to the Public Units sold in the IPO, except that it will not be transferable, assignable or salable by the Sponsor until the completion of the Company’s initial Business Combination, except in each case (i) among the insiders or to the Company’s insiders’ members, officers, directors, consultants or their affiliates, (ii) to a holder’s shareholders or members upon the holder’s liquidation, in each case if the holder is an entity, (iii) by bona fide gift to a member of the holder’s immediate family or to a trust, the beneficiary of which is the holder or a member of the holder’s immediate family, in each case for estate planning purposes, (iv) by virtue of the laws of descent and distribution upon death, (v) pursuant to a qualified domestic relations order, (vi) to the Company for no value for cancellation in connection with the consummation of a business combination, (vii) in connection with the consummation of a business combination, (viii) in the event of the Company’s liquidation prior to its consummation of an initial business combination or (ix) in the event that, subsequent to the consummation of an initial business combination, the Company completes a liquidation, merger, capital share exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property, in each case (except for clauses (vi), (viii) or (ix) or with the Company’s prior written consent) on the condition that prior to such registration or transfer, the transfer agent shall be presented with written documentation pursuant to which each transferee or the trustee or legal guardian for such permitted transferee agrees to be bound by the transfer restrictions contained in the letter agreement and any other applicable agreement the transferor is bound by.

Note 5 — Related Party Transactions

Founder Shares

On March 21, 2024, the Sponsor acquired 1,437,500 ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.0174 per share. On July 25, 2024 and December 20, 2024, the Company amended the Securities Purchase Agreement which allowed the Sponsor to increase the purchase of Founder Shares from 1,437,500 to 1,725,000 shares for $25,000, or $0.0145 per share; including an aggregate of up to 225,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. As of December 31, 2024, there were 1,725,000 Founder Shares issued and outstanding, of which, up to 225,000 Founder Shares are subject to forfeiture if the underwriters’ over-allotment is not exercised in full. On March 10, 2025, the Sponsor forfeited 225,000 Founder Shares for no consideration as the underwriters of the IPO did not exercise the over-allotment option, with such forfeiture being reflected retroactively in the accompanying financial statements.

On January 22, 2025, the effective date of the registration statement of the IPO, the Sponsor transferred an aggregate of 36,000 of its Founder Shares, or 12,000 each to its three independent directors for their board service, for nominal cash consideration, of $522. The fair value of the transfer of the 36,000 Founder Shares was accounted for as compensation under ASC 718. On January 22, 2025, the Company recognized a share-based compensation expense of $61,478 based on the total estimated fair value of the 36,000 Founder Shares.

The Founder Shares are identical to the ordinary shares included in the Units being sold in the IPO, and holders of Founder Shares have the same shareholder rights as public shareholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, and (ii) the Sponsor, officers and directors of the Company have entered into a letter agreement with the Company, pursuant to which they have agreed (A) to waive their redemption rights with respect to the Founder Shares, private placement shares and public shares in connection with the completion of its initial Business Combination and (B) to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares and private placement shares if the Company fails to complete its initial Business Combination by January 22, 2026, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within such time period and (iii) the Founder Shares and private placement shares are subject to registration rights. If the Company submits its initial Business Combination to its public shareholders for a vote, the Sponsor, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with the Company, to vote any Founder Shares and private placement shares held by them and any public shares purchased during or after the IPO in favor of the Company’s initial Business Combination.

The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) six months after the completion of the initial Business Combination or (B) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after the initial Business Combination that results in all of the Company’s public shareholders having the right to exchange their ordinary shares for cash, securities or other property (the “Lock-up”). Notwithstanding the foregoing, if the last sale price of the Company’s ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day after the initial Business Combination, the Founder Shares will be released from the Lock-up.

Promissory Note — Related Party

On March 21, 2024, the Sponsor has agreed to loan the Company up to $500,000 (the “Promissory Note”) to be used for a portion of the expenses of the IPO. As of December 31, 2024, the Company had $249,712 outstanding under the Promissory Note. Prior to the closing of the IPO, the Company has an outstanding loan balance of $254,544. This loan is non-interest bearing, unsecured and is due at the earlier of (1) June 30, 2025 or (ii) the closing of the IPO, unless accelerated upon the occurrence of an event of default. The loan was repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account on January 24, 2025.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, the Company’s officers and directors, or their affiliates/designees may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. If the Company completes the initial Business Combination, it would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $3,000,000 of such working capital loans (“Working Capital Loans”) may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of its initial Business Combination. The units would be identical to the Private Placement Units. In addition, if the Company holds a shareholder meeting to seek shareholders’ approval for an amendment to the then existing memorandum and articles of association, as amended, to modify the amount of time or substance the Company has to consummate an initial business combination, the Company’s insiders, officers and directors or their affiliates or designees may, but are not obligated to, loan the Company funds in support of its potential extension to allow additional time for the Company to complete an initial business combination which will be evidenced in extension convertible notes to be repaid in cash or converted into units at the conversion price of $10.00 per unit, or the “extension units,” at the closing of its initial business combination. The working capital units and the extension units, if any, would be identical to the Private Units sold in the private placement. If the Company does not complete its initial business combination, the loans would be repaid out of funds not held in the Trust Account, and only to the extent available. The terms of such loans by our insiders, officers and directors or their affiliates, if any, have not been determined and no written agreements exist with respect to such loans.

As of December 31, 2024, and through the date of filing of this Annual Report on Form 10-K, the Company had no borrowings under the Working Capital Loans or the extension convertible notes.

Administrative Support Services

Commencing on the effective date of the registration statement of the IPO (January 22, 2025), the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of its initial Business Combination or its liquidation, the Company will cease paying these monthly fees.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Representative Shares, Private Placement Units, and units that may be issued on conversion of Working Capital Loans (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to its completion of its initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company had granted the underwriter a 45-day option from January 22, 2025, the effective date of the registration statement in connection with the IPO, to purchase up to an additional 900,000 units to cover over-allotments, if any; which expired unexercised on March 10, 2025.

The underwriter received a cash underwriting discount of 1.5% of the gross proceeds of the IPO, or $900,000 (or up to $1,035,000 if the underwriters’ over-allotment is exercised in full). Additionally, the underwriter received 210,000 ordinary shares of the Company (or up to 241,500 ordinary shares if the underwriters’ over-allotment is exercised in full), equal to 3.5% of gross proceeds of the IPO that were registered in the IPO and were paid at the closing of the IPO as the Representative Shares. In addition, the underwriter has agreed with respect to the Representative Shares, (i) to vote for at a shareholder meeting to approve a Business Combination or any amendment to the Company’s Amended and Restated Memorandum and Articles of Association to modify the substance or timing of its obligation to allow redemptions in connection with a Business Combination, (ii) to waive its redemption rights with respect to such shares until the completion of the Business Combination, in connection with the completion of the Company’s initial Business Combination or a shareholder vote to approve an amendment to the Company’s Amended and Restated Memorandum and Articles of Association to modify the substance or timing of its obligation to allow redemptions in connection with a Business Combination, and (iii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within the timeline provided in the Company’s Amended and Restated Memorandum and Articles of Association, to the extent such Representative Shares held by the underwriter and/or its designees, and any of their permitted transferees.

In connection with the IPO, the Company issued 210,000 Representative Shares to the underwriter with a fair value of $361,000.

Note 7 — Shareholder’s Deficit

Ordinary Shares — The Company is authorized to issue 500,000,000 ordinary shares with $0.0001 par value. On March 21, 2024, the Company issued 1,437,500 Founder Shares to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.0174 per share. On July 25, 2024 and December 20, 2024, the Company amended the Securities Purchase Agreement which allowed the Sponsor to increase the purchase of ordinary shares from 1,437,500 to 1,725,000 shares for $25,000, or $0.0145 per share; including an aggregate of up to 225,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. As of December 31, 2024, there were 1,500,000 ordinary shares issued and outstanding, which retroactively reflects the forfeiture of 225,000 ordinary shares because the over-allotment option was not exercised in full or in part by the underwriters.

On January 22, 2025, the Sponsor transferred an aggregate of 36,000 of its Founder Shares, or 12,000 each to the Company’s three independent directors for their board service, for nominal cash consideration of $522 (See Note 5), pursuant to a securities transfer agreement which the Company entered into with the Sponsor and each of the independent director nominees on November 8, 2024 and further amended on December 20, 2024.

Rights

Each holder of a right will receive one-seventh (1/7) of one ordinary share upon consummation of its initial Business Combination, even if the holder of such right redeemed all ordinary shares held by it in connection with the initial Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of an initial Business Combination, as the consideration related thereto has been included in the unit purchase price paid for by investors in the IPO and the Private Placement. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary share basis, and each holder of a right will be required to affirmatively convert its rights in order to receive one-seventh (1/7) of one share underlying each right (without paying any additional consideration) upon consummation of the Business Combination.

The shares issuable upon conversion of the Public Rights will be freely tradable (except to the extent held by affiliates of the Company). The Company will not issue fractional shares upon conversion of the rights. As a result, the holders of rights must hold rights in multiples of seven in order to receive shares for all of their rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial Business Combination. Accordingly, the rights may expire worthless. As of December 31, 2024, there were no rights outstanding.

Note 8 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance. The Company has adopted the guidance in ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, in the accompanying financial statements.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating and reportable segment. The Company’s CODM does not review assets by segment in his evaluation and therefore assets by segment are not disclosed below.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

For the Period from January 18, 2024 (Inception) Through December 31, 2024
Formation and operating costs	$77,094

The key measure of segment profit or loss reviewed by our CODM is formation and operating costs. Formation and operating costs include accounting expenses, printing expenses, and regulatory filing fees, none of which are deemed to be significant segment expenses, and are reviewed in aggregate to ensure alignment with budget and contractual obligations. These expenses are monitored to manage and forecast cash available to complete a business combination within the required period.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date when these financial statements were issued. Based on this review, except as disclosed below, the Company did not identify any other subsequent events that would require adjustment or disclosure in the financial statements.

As discussed in Note 1, 3, and 4, on January 24, 2025, the Company consummated its IPO of 6,000,000 Units at an offering price of $10.00 per Unit, generating total gross proceeds of $60,000,000. Simultaneously with the closing of the IPO, the Company consummated a private placement of 234,290 Private Placement Units to the Sponsor, at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,342,900. The Company has also granted the underwriters a 45-day option to purchase up to an additional 900,000 units to cover over-allotments, if any.

As discussed in Note 5, on January 24, 2025, the Company repaid the then outstanding Promissory note - related party balance of $254,544 to the Sponsor upon the closing of the IPO.

As discussed in Note 5, on March 10, 2025, the Sponsor forfeited 225,000 Founder Shares for no consideration as the underwriters of the IPO did not exercise the over-allotment option.

As discussed in Note 3, the holders of the Units were granted the right to separately trade the ordinary shares and the Public Rights beginning on March 17, 2025.

On March 20, 2025, the Company’s board of directors accepted the resignation of Dr. M. Anthony Wong resigning from his position as a director of the Company. Concurrently with Dr. Wong’s resignation, the Company, by ordinary resolutions of its directors, appointed Mr. Cameron Richard Johnson as the independent director (Class I director) of the Company to fill the vacancy, effective immediately. Mr. Cameron Richard Johnson was also appointed as the chairperson of the Audit Committee and a member of Compensation Committee.

On March 20, 2025, in connection with the appointment of Mr. Johnson as the director of the Company, the Sponsor issued that certain share purchase option (the “Share Purchase Option”) to Mr. Johnson, entitling Mr. Johnson to acquire 12,000 Founder Shares upon the exercise of the Share Purchase Option once the existing lock-up term on such Founder Shares expires pursuant to the terms and arrangements thereunder.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is made available to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of internal controls from our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Officers and Directors

Our officers and directors are as follows:

Name	Age	Title
Fen “Eric” Zhang	60	Chief Executive Officer and Chairman of the Board of Directors
Jie “Janet” Hu	31	Chief Financial Officer
Cameron R. Johnson	45	Independent Director
Kevin McKenzie	52	Independent Director
Qian “Hebe” Xu	43	Independent Director

Dr. Fen “Eric” Zhang, has served as our Chief Executive Office and Chairman of our Board of Directors since January 2024. He has over a decade of experiences in investment banking and fund management industries involved in initial public offering and other capital markets transactions in the U.S., Canada, mainland China and Hong Kong, with over 20 years accomplished industrial experiences and connections with the world’s leading financial institutions, investment banks, funds and accredited investors.

Since June 2023, Dr. Zhang has served as the Chief Executive Officer and Chairman of the Board of Directors of Eureka Acquisition Corp (Nasdaq: EURK)(“Eureka Acquisition”), a special purpose acquisition company listing on Nasdaq, which is currently in search of a target for its initial business combination. Dr. Zhang has been working at Hercules Capital Group as a founding partner since August 2021, being in charge of the large scale alternative financing solutions for major commercial endeavors. From March 2022 to February 2023, Dr. Zhang served as the Chief Executive Officer of Oak Woods Acquisition Corporation, a special purpose acquisition corporation listing on Nasdaq (Nasdaq: OAKU). He served at UBS from July 2019 to August 2021 as the managing director at UBS AG Hong Kong and then transferred to UBS Securities Shanghai office to lead the IBD business. He was in charge of the Semiconductor Manufacturing International Corporation, or SMIC (0981.HK)’s US$230,000,000 convertible bonds project and US$500,000,000 investment grade debt issuance project, and has won mandates from Tuhu-a global car aftermarket leader backed by Tencent, Dragonfly FM-the top 2 audio app in China, and Keming Noodle (002661.SZ)-one of the largest noodle brands in China, etc. He has served as the executive director of Shanghai Lianjie Enterprise Management Consulting Co., Ltd. since September 2018. From March 2018 to March 2019, Dr. Zhang was the managing director at the investment banking department of China Merchants Bank International, or CMBI, and, from July 2017 to January 2018, the general manager at SinoPharm-CICC Fund, where he successfully closed the fund project with a size of RMB500 million for China Reform Holdings Corporation Ltd, or the CRHC, one of the largest FOF in China, and a RMB10 billion sized joint fund project between CMBI and Shenzhen municipal government. Under his management, the bank achieved three (3) times ROI on the investment of RMB900 million into Yunda Express (002120.SZ), one of the top express parcel delivers in China. From July 2015 to May 2017, Dr. Zhang served at Oriental Fortune Capital, or OFC, as a partner and vice general manager, where he established OFC’s first US$50,000,000 fund and a joint fund between OFC and Chang Hong Group (600839.SS), a top leading manufacturer of television and other household electronics in China. From March 2012 to July 2015, Dr. Zhang served as a global partner at Capital International Private Equity Fund of the Capital Group, or CIPEF, one of the top long term investors in the world and the largest investor in emerging markets in Hong Kong office. During his work at CIPEF, he achieved a high hit rate on deal closings and initialed and carried out various domestic and cross-border large-sized projects. From July 2010 to March 2012, he served at Credit Suisse as a managing director in IBD China team, where as a sector leader, he led the team on several elephant deals such as China Minmetals Resources (1208.HK), China Railway Logistics, Shandong Iron and Steel Group (600022.SS), XGMG, PICC Property and Casualty Company (2328.HK), etc., as well as other projects in large-to-mid-cap IPOs and structured lending and bond issuances. From July 2007 to July 2008, Dr. Zhang served at China International Capital Corporation, or CICC as an executive director, and then at UBS from July 2008 to July 2010 as an executive director in its IBD business sector, where he was responsible for several U.S. and Hong Kong IPO and bond issuance projects as well as reorganization and listing projects. His IPO clients included China Industries Securities (601377.SS), China Spring Airline (601021.SS), Shaangu Power (601369.SS), etc. He also established and developed UBS Shanghai from scratch into a rep office and then evolved into a China CSRC-certified branch. From July 2005 to July 2007, Dr. Zhang served at Deloitte Consulting as an equity partner. He established and managed the Deloitte S&O (strategy and operations consulting) business sector and developed the Deloitte China S&O sector into the first joint venture between Deloitte US and Deloitte China. From May 1995 to July 2005, he served at Bank of Montreal in Toronto of Canada as an analyst, as well as at China eLabs as a consultant and BearingPoint Management Consulting as a senior manager.

Dr. Zhang holds an MBA in finance and a Ph.D. degree in materials and metallurgic engineering from Queen’s University in Canada, and a B.S. in mechanical engineering from Tsinghua University in China.

We believe Dr. Zhang is well qualified to serve on our board of directors because of his extensive experience in evaluating, structuring and negotiating complex transactions, as well as his knowledge and experience in corporate governance for public companies.

Ms. Jie “Janet” Hu has served as our Chief Financial Officer since October 2024. Ms. Hu has comprehensive financial expertise and extensive experience in investment and financial operations. Since April 2021, Ms. Hu has served as the investment manager and vice president of Hercules Capital Group. From March 2020 to March 2021, Ms. Hu served as the controller at Xi’an Jiaotong – Liverpool University, where she was responsible for internal controls and compliance, strategic financial planning and budgeting and forecasting. From October 2018 to March 2020, Ms. Hu worked as an audit associate at PricewaterhouseCoopers in Suzhou, China, where she participated in audit work in corporate restructuring, initial public offerings, as well as reporting and statutory auditing for multinational firms and investment companies. Ms. Hu obtained a Master of Science Degree in Accountancy from Bernard M. Baruch College of the City University of New York and a Bachelor Degree in Administration from Sichuan University in China.

Mr. Cameron R. Johnson serves as the independent director of the Company. Since 2019, he has worked as the senior partner at Tidalwave Solutions, providing consulting services. Since 2014, Mr. Johnson has been a member of the American Chamber of Commerce in Shanghai, or AmCham Shanghai, in Shanghai, during which he served on the board of governors from 2022 to 2024 and as the vice chair in 2024. From 2020 to 2024, Mr. Johnson worked as an adjunct instructor at New York University in Shanghai. Mr. Johnson has been an active commentator on US-China relations, supply chain, international trade, tariff, technology and other topics, including but not limited to, as a returning guest at Bloomberg: The China Show¸ discussing topics including but not limited to, US-China relations, automotive and customer sectors, technology and trade, appearing in the documentary of America’s Medical Supply Crisis by Frontline. Mr. Johnson is the author of Impacts of Digitalization on Traceability chapter of the book Digital Transformation of Logistics (Wiley, 2021). Mr. Johnson obtained his graduate certification in business from the University of Wales, and bachelor’s degrees in communication and comparative religion both from the University of Washington.

We believe Mr. Johnson is qualified to serve as our director because of his management experience and expertise in business.

Mr. Kevin McKenzie has served as one of our independent directors since January 2025. Mr. McKenzie has over 20 years of global private equity experience in leading firms in the market. Mr. McKenzie has served as the independent director of Eureka Acquisition (Nasdaq: EURK) since July 2024. Since 2024, Mr. McKenzie is a partner of Lakeshore Investors Ltd., a global life sciences private equity firm based in Switzerland, where he leads the firm’s management and investment processes across a range of global transactions. Since 2018, Mr. McKenzie has served as Chairman and President at Alpex Pharma, where he oversees the overall operations of the consolidated company and leads its efforts in developing and implementing strategic plans. Mr. McKenzie has served as a senior partner at RiverWest Capital, a proprietary capital investment firm since 2011, where he is responsible for overall management. From 2006 to 2011, Mr. McKenzie was a senior partner at MKW Capital, a venture capital firm. From 2003 to 2006, Mr. McKenzie was a Vice President at Cerberus Capital Management Asia focused on distressed investing, restructuring, special situations and turnarounds. From 2001 to 2003, he worked at Morgan Stanley Real Estate Fund (MSREF) and participated in a groundbreaking series of distressed debt portfolios sold in China by state-owned banks. From 1998 to 2001, Mr. McKenzie worked at the Bank of China and executed a number of syndicated acquisition bridge and term loan financings. Prior to that, Mr. McKenzie worked at the China office of the Royal Bank of Canada from 1997 to 1998. Mr. McKenzie holds an MBA in finance from Wharton Business School and an M.A. degree in Management & International Studies from the University of Pennsylvania.

We believe Mr. McKenzie is qualified to serve as our director because of his deep global private equity experience spanning Europe, Asia, and North America, as well as extensive participation in complex cross-border transactions.

Ms. Qian “Hebe” Xu has served as one of our independent directors since January 2025. Ms. Xu has more than 10 years’ experience in the financial markets as an investment banker, specializing in US-China cross border transactions. Since November 2024, Ms. Xu has served as the independent director of Horizon Space Acquisition II Corp. (Nasdaq: HSPT), a blank check company listing on Nasdaq. Since March 2023, Ms. Xu served as the independent director of Hongli Group Inc. (Nasdaq: HLP), one of the leading cold roll formed steel profile manufacturers with operating subsidiaries in China. Since October 2018, Ms. Xu has served as the founder of HB International Consulting LLC, a firm providing business consulting and financial advisory services. From November 2008 to October 2018, Ms. Xu worked at TriPoint Global Equities LLC (“TriPoint”), an investment banking firm, as an analyst (November 2008 to April 2013), the vice president of investment banking (from April 2013 to May 2017) and the senior vice president (from May 2017 to October 2018), leading effort of the US-China cross border investment, mergers & acquisitions, and initial public offerings. Ms. Xu received her Bachelor’s degree in Telecommunication Engineering from Sun Yat-Sen (Zhongshan) University in 2004 and a Master’s degree in Economics from New York University in 2009.

We believe Ms. Xu is qualified to serve as our director because of her directorship and management experience in public companies and cross-border transactions.

Number and Terms of Office of Officers and Directors

Our board of directors consists of four members. Our board of directors is divided into two classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term: Class I, with a term expiring at the first annual general meeting — Mr. Cameron R. Johnson, Mr. Kevin McKenzie and Ms. Qian (Hebe) Xu; and Class II, with a term expiring at the second annual general meeting — Fen “Eric” Zhang. We may not hold an annual meeting of shareholders until after we consummate our initial business combination. Prior to the completion of an initial business combination, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors. After completion of the business combination, subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors or by a majority of the holders of our ordinary shares.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman, a Chief Executive Officer, a President, a Chief Operating Officer, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors currently has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of NASDAQ and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

Mr. Cameron R. Johnson, Mr. Kevin McKenzie and Ms. Qian (Hebe) Xu currently serve as members of our audit committee. Under Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent, subject to the certain phase-in provisions. Our board of directors has determined that each of Mr. Cameron R. Johnson, Mr. Kevin McKenzie and Ms. Qian (Hebe) Xu meet the independent director standard under Nasdaq listing standards and under Rule 10A-3(b)(1) of the Exchange Act.

Mr. Cameron R. Johnson serves as the Chairman of the audit committee. Each member of the audit committee meets the financial literacy requirements of Nasdaq, and our board of directors has determined that Mr. Colon qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	discussing and, as appropriate, reviewing with management and the independent auditors the Company’s financial statements and annual and quarterly reports, including the Company’s disclosures under Management’s Discussion and Analysis of Financial Condition and Results of Operations, discussing with the independent auditors any other matters required to be discussed by accounting and auditing standards, and recommending to the Board whether the audited financial statements should be included in the Company’s annual report on Form 10-K, and whether the unaudited interim financial statements should be included in the Company’s quarterly reports on Form 10-Q:.

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Compensation Committee

We have established a compensation committee of the board of directors, which consists of Mr. Cameron R. Johnson, Mr. Kevin McKenzie and Ms. Qian (Hebe) Xu, each of whom is an independent director under Nasdaq’s listing standards. Mr. Kevin McKenzie is the Chairperson of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

Director Nominations

We do not have a standing nominating committee. In accordance with Rule 5605(e)(2) of the Nasdaq Rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders).

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Code of Ethics

We have adopted a code of ethics and business conduct (the “Code of Ethics”) applicable to our directors, officers and employees.  You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us.  We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Clawback Policy

Our clawback policy became effective on January 22, 2025 that applies to our executive officers (the “Policy”) in order to comply with Nasdaq rules. The Policy gives the Compensation Committee the discretion to require executive officers to reimburse us for any Erroneously Awarded Compensation (as defined in the Policy) that was based on financial results that were subsequently restated as a result of that person’s misconduct. For more details about the clawback policy, please refer to Exhibit 97.1 of this Annual Report.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

(i)	duty to act in good faith in what the director or officer believes to be in the best interests of the company;

(ii)	duty to exercise powers for the purposes for which those powers were conferred;

(iii)	duty to avoid fettering his or her discretion in the future; and

(iv)	duty to avoid conflicts of interest and of duty.

The common law duties owed by a director are those to act with skill, care and diligence that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and, also, to act with the skill, care and diligence in keeping with a standard of care commensurate with any particular skill they have which enables them to meet a higher standard than a director without those skills. In fulfilling their duty of care to us, our directors must ensure compliance with our amended articles of association, as amended and restated from time to time. We have the right to seek damages where certain duties owed by any of our directors are breached. Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law.

Our amended and restated memorandum and articles of association provides that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Some of our directors and officers are currently involved with other SPACs, such directors or officers have a pre-existing fiduciary obligation to present potential target businesses to such SPACs. In addition, the Sponsor and our officers and directors or any of their affiliates may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, the Sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. While there is no formal commitment to proceed in this manner, Dr. Zhang, our Chief Executive Officer and Chairman, to the extent that he is presented with opportunity that would benefit a SPAC, plans to give the first suitable opportunity to Eureka Acquisition in the sequence which is currently listing on Nasdaq and the second suitable opportunity to us. Mr. Cameron R. Johnson, our independent director, to the extent that he is presented with opportunities that would benefit a SPAC, plans to give the first suitable opportunity to Eureka Acquisition in the sequence which is currently listing on Nasdaq and the second suitable opportunity to us. Mr. Kevin McKenzie, our independent director, to the extent that he is presented with opportunities that would benefit a SPAC, plans to give the first suitable opportunity to Eureka Acquisition in the sequence which is currently listing on Nasdaq and the second suitable opportunity to us. Ms. Qian “Hebe” Xu, our independent director, to the extent that she is presented with opportunities that would benefit a SPAC, plans to give the first suitable transaction opportunity to Horizon Space Acquisition II Corp. in the sequence which is currently listing on Nasdaq and the second suitable opportunity to us. While there is no formal commitment to proceed in this manner, we expect that our company will have priority over any other special purpose acquisition companies (if any) subsequently formed by the Sponsor and our officers or directors with respect to acquisition opportunities until we complete our initial business combination or enter into a contractual agreement that would restrict our ability to engage in material discussions regarding a potential initial business combination. While neither us nor certain other SPACs limit acquisition opportunity to a specific industry or geographic region, we and other SPACs have different criteria and priority for selecting suitable opportunities and the background, experience and resources of management as a whole vary significantly among us and other SPACs. As a result of the foregoing, we do not believe that any potential conflict from our management and Sponsor’s other business or investment ventures would materially affect our ability to complete our initial business combination.

In the case that the Sponsor, our directors and officers, or otherwise become involved with, any other SPACs prior to completing our initial business combination in the future, we expect that our company will generally have priority over any other special purpose acquisition companies subsequently formed by the Sponsor and our officers or directors with respect to acquisition opportunities until we complete our initial business combination or enter into a contractual agreement that would restrict our ability to engage in material discussions regarding a potential initial business combination, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

There may be actual or potential material conflicts of interest between the Sponsor, its affiliates or promoters on the one hand, and the investors in the IPO on the other hand. Potential investors should be aware of the following potential conflicts of interest:

Potential investors should be aware of the following potential conflicts of interest:

●	Our insiders directly or indirectly own 1,734,290 Founder Shares and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	The $0.018 per share price that our insiders paid for the Founder Shares creates an incentive whereby the Sponsor and our directors and officers could potentially make a substantial profit even if the company selects an acquisition target that subsequently declines in value and is unprofitable for public investors.

●	In the event we do not consummate a business combination within the proscribed period, the Founder Shares, Private Units and their underlying securities will expire worthless, which could create an incentive our initial shareholders to complete any transaction, regardless of its ultimate value.

●	Each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	The Founder Shares owned by our insiders will be released from lock-up restrictions only if a business combination is successfully completed and subject to certain other limitations. Additionally, our insiders will not receive distributions from the Trust Account with respect to any of their Founder Shares if we do not complete a business combination. Furthermore, our insiders have agreed that the Private Units will not be sold or transferred by them until after we have completed our initial business combination. In addition, our insiders may loan funds to us from time to time and may be owed reimbursement for expenses incurred in connection with certain activities on our behalf which would only be repaid if we complete an initial business combination. For the foregoing reasons, the personal and financial interests of our directors and executive officers may influence their motivation in identifying and selecting a target business, completing a business combination in a timely manner and securing the release of their shares.

●	Each of insiders presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Further, each of Dr. Fen “Eric” Zhang, our Chief Executive Officer, and Mr. Cameron R. Johnson and Mr. Kevin McKenzie, our independent directors, has fiduciary and contractual duties to Eureka Acquisition, currently listing on the Nasdaq (Nasdaq: EURK) and Dr. Zhang also has fiduciary and contractual duties to Hercules Capital Management Corp, a British Virgin Islands company, the sponsor of Eureka Acquisition (“Hercules Capital”). Our independent director, Qian (Hebe) Xu has fiduciary and contractual duties to Horizon Space Acquisition II Corp. (Nasdaq: HSPT), a blank check company listing on Nasdaq. Eureka Acquisition and Horizon Space Acquisition II Corp., together with Hercules Capital, may compete with us for business combination opportunities. If Eureka Acquisition and Horizon Space Acquisition II Corp., together with Hercules Capital, decides to pursue any such opportunity, we may be precluded from pursuing such opportunities. As a result, our officers or directors may present a potential target to our competitor that would have been presented to us or devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

●	Our officers and directors are not required to commit any specified amount of time to our affairs, and, accordingly, may have conflicts of interest in allocating management time among various business activities. Other than the foregoing, we do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he or she may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our management has pre-existing fiduciary duties and contractual obligations and may have conflicts of interest in determining to which entity a particular business opportunity should be presented. As a result, our officers or directors may present a potential target to our competitor that would have been presented to us or devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

●	Our insiders are not prohibited from sponsoring, or otherwise becoming involved with, any other blank check companies prior to completing our initial business combination. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity and only present it to us if such entity rejects the opportunity, subject to his or her fiduciary duties under Cayman Islands law. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination. In the case that the Sponsor, our directors and officers, or otherwise become involved with, any other SPACs prior to completing our initial business combination in the future, we expect that our company will generally have priority over any other special purpose acquisition companies subsequently formed by the Sponsor and our officers or directors with respect to acquisition opportunities until we complete our initial business combination or enter into a contractual agreement that would restrict our ability to engage in material discussions regarding a potential initial business combination, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with the Sponsor and our officers or directors or completing the business combination through a joint venture or other form of shared ownership with the Sponsor and our officers or directors; accordingly, such affiliated person(s) may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such affiliated person(s) would have interests different from our public shareholders and would likely not receive any financial benefit unless we consummated such business combination. In the event we seek to complete our initial business combination with a business combination target that is affiliated (as defined in our amended and restated memorandum and articles of association) with the Sponsor and our officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking or another independent entity that commonly renders valuation opinions stating that the consideration to be paid by us in such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

If we seek shareholder approval, we will complete our initial business combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the business combination. In such case, the Sponsor and each member of our management team have agreed to vote their Founder Shares, private shares included in any Private Units and public shares purchased during or after the IPO in favor of our initial business combination (except with respect to any such public shares which may not be voted in favor of approving the business combination transaction in accordance with the requirements of Rule 14e-5 under the Exchange Act and any SEC interpretations or guidance relating thereto).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our shares of Common Stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely upon a review of such forms furnished to us during the most recent fiscal year, or written representations that no Forms 5 were required, we believe that that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed by the officers, directors, and security holders required to file the same during the fiscal year ended December 31, 2024.

Item 11. Executive Compensation.

None of our officers or directors has received any cash compensation for services rendered to us, except that the Sponsor transferred to each of our independent directors, Dr. M. Anthony Wong (former director), Mr. Kevin McKenzie and Ms. Qian (Hebe) Xu, 12,000 Founder Shares at a purchase price of $0.015 per share, respectively, immediately prior to the closing of the IPO, and that the Sponsor issued the Share Purchase Option to Mr. Cameron Johnson excisable for 12,000 Founder Shares, subject to the terms as described above. Other than as set forth elsewhere, no compensation of any kind, including finder’s and consulting fees, will be paid to our founders, existing officers, directors and advisors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination although we may consider cash or other compensation to officers or advisors we may hire subsequent to the IPO to be paid either prior to or in connection with our initial business combination. In addition, our officers, directors and advisors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our founders, officers, directors or advisors, or our or their affiliates, including the extension loan and extension convertible notes.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

Following a business combination, to the extent we deem it necessary, we may seek to recruit additional managers to supplement the incumbent management team of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary as of the date hereof by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them.

The beneficial ownership of our Ordinary Shares is based on an aggregate of 7,944,290 Ordinary Shares issued and outstanding as of the date hereof (excluding the shares underlying the Rights) and the record of beneficial ownership as indicated in the statements filed with the SEC pursuant section 13(d) or 13(g) as of the date hereof.

Name and Address of Beneficial Owner(1)	Number of Ordinary Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Ordinary Shares
Fen “Eric” Zhang(2)	1,698,290	21.4%
Jie “Janet” Hu	—	—
Cameron R. Johnson	—	—
Kevin McKenzie	12,000	*
Qian “Hebe” Xu	12,000	*
All executive officers and directors as a group (5 individuals)	1,722,290	21.7%
5% Holders
Hercules Capital Management VII Corp (2)	1,698,290	21.4%

*	Less than one percent

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Columbus Acquisition Corp, 14 Prudential Tower, Singapore, 049712.

(2)	Dr. Fen “Eric” Zhang is the sole director of the Sponsor. The person having voting, dispositive or investment powers over the Sponsor is Dr. Fen “Eric” Zhang, thus Fen Zhang is deemed to have beneficial ownership of the shares held by the Sponsor.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On March 21, 2024, the Sponsor acquired 1,437,500 ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.0174 per share. On July 25, 2024 and December 20, 2024, the Company amended the Securities Purchase Agreement which allowed the Sponsor to increase the purchase of Founder Shares from 1,437,500 to 1,725,000 shares for $25,000, or $0.0145 per share; including an aggregate of up to 225,000 Founder Shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.

On January 22, 2025, the effective date of the registration statement of the IPO, the Sponsor transferred an aggregate of 36,000 of its Founder Shares, or 12,000 each to its three independent directors for their board service, for nominal cash consideration, of $522.

As of December 31, 2024, there were 1,725,000Founder Shares issued and outstanding. The aggregate capital contribution was $25,000, or approximately $0.015 per share.

On March 10,  2025, the Sponsor forfeited 225,000 Founder Shares for no consideration as the underwriter of the IPO did not exercise its over-allotment option. As a result, the Sponsor currently holds 1,698,290 Ordinary Shares in total, including 1,464,000 Founder Shares and 234,290 Ordinary Shares included in the Private Units.

On March 20, 2025, in connection with the appointment of Mr. Johnson as the director of the Company, the Sponsor issued the Share Purchase Option to Mr. Johnson, entitling Mr. Johnson to acquire 12,000 Founder Shares upon the exercise of the Share Purchase Option once the existing lock-up term on such Founder Shares expires pursuant to the terms and arrangements thereunder.

Private Units

Simultaneously with the consummation of the IPO, the Company consummated the Private Placement of 234,290 Private Units to the Sponsor at a price of $10.00 per Private Unit.

Promissory Note — Related Party

On June 25, 2024, the Sponsor agreed to loan us up to $500,000 to be used for a portion of the expenses of the IPO (the “Promissory Note). As of January 24, 2025, the date of the completion of the IPO, the Sponsor had loaned the Company $254,544. The total amount of $254,544 under the Promissory Note was fully repaid upon closing of the IPO on January 24, 2025. The Promissory Note was terminated after the repayment.

Working Capital Loans

In order to finance the Company’s transaction costs in connection with an initial business combination, the Sponsor, our officers and directors, or their affiliates or designees may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $3,000,000 of the Working Capital Loans may be convertible into working capital units at the option of the lender, upon consummation of our initial business combination, in addition to the convertible notes in connection with the potential extensions. The working capital units would be identical to the Private Units.

As of December 31, 2024, the Company had no borrowings under the Working Capital Loans.

Extension Fees

We have until January 22, 2026 to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by January 22, 2026, we may seek an amendment to our amended and restated memorandum and articles of association to extend the period of time we have to complete an initial business combination beyond January 22, 2026 (the “Combined Period”). If we do not complete our initial business combination by January 22, 2026, while we do not currently intend to seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the amount of time we will have to consummate an initial business combination, we may elect to do so in the future. There is no limit on the number of extensions that we may seek. If we hold a shareholder meeting to seek shareholders’ approval for an amendment to the then existing memorandum and articles of association, as amended, to modify the amount of time or substance we have to consummate an initial business combination, our insiders, officers and directors or their affiliates or designees may loan us funds in support of our potential extension to allow additional time for us to complete an initial business combination which will be evidenced in extension convertible notes to be repaid in cash or $10.00 per unit, or the “extension units,”, at the lender’s discretion, at the closing of our initial business combination. If we do not complete a business combination, the loans would be repaid out of funds not held in the Trust Account, and only to the extent available. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the Combination Period. The extension units, if any, would be identical to the Private Units sold in the private placement. If we do not complete our initial business combination, the loans would be repaid out of funds not held in the Trust Account, and only to the extent available. The terms of such loans by our insiders, officers and directors or their affiliates, if any, have not been determined and no written agreements exist with respect to such loans

As of December 31, 2024, there were no extension fees.

Administrative Services Agreement

The Company is obligated, commencing from January 22, 2025 to pay the Sponsor, a monthly fee of $10,000 for office space, utilities and secretarial and administrative support pursuant to a certain administrative services agreement by and between the Company and the Sponsor dated January 22, 2025 (the “Administrative Services Agreement”). This Administrative Services Agreement will terminate upon completion of the Company’s business combination or the liquidation of the Trust Account to public shareholders. The Company did not make any payment thereunder for the year ended December 31, 2024.

Policy for Approval of Related Party Transactions

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee, pursuant to a written charter will be responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. We have adopted the audit committee charter. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our founders unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA, or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire, or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our founders, existing officers, directors or advisors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination although we may consider cash or other compensation to officers or advisors we may hire subsequent to the IPO to be paid either prior to or in connection with our initial business combination. In addition, the following payments will be made to our founders or their affiliates, none of which will be made from the proceeds of the IPO held in the Trust Account prior to the completion of our initial business combination:

●	reimbursement of out-of-pocket expenses incurred by them in connection with certain activities on our behalf, such as identifying and investigating possible business targets and business combinations;

●	repayment at the closing of our initial business combination of Working Capital Loans which may be made by our founders or an affiliate of our founders to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $3,000,000 of such Working Capital Loans may be convertible into working capital units at the option of the lender. Such working capital units are identical to the Private Units sold in the Private Placement; and

●	repayment at the closing of our initial business combination of extension fees, if any, which have been made by our Sponsor, its affiliates or designees in connection with our extensions of the Combination Period, which may be convertible into extension units, such extension units are identical to the Private Units sold in the Private Placement.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent.  An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Cameron R. Johnson, Kevin McKenzie and Qian “Hebe” Xu are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

During the period from January 18, 2024 (inception) through December 31, 2024, the firm of Marcum Asia CPAs LLP (“Marcum Asia”), has acted as our independent registered public accounting firm. The following is a summary of fees paid or to be paid to Marcum Asia for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum Asia in connection with regulatory filings. The aggregate fees billed by Marcum Asia for professional services rendered for the audit of our annual financial statements, review of the unaudited interim financial statements included in our other required filings with the SEC, and providing Consents in connection with our regulatory filings made for our IPO,  for the period from January 18, 2024 (inception) through December 31, 2024 totaled $115,000.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” We did not pay Marcum Asia for professional services rendered for audit-related fees for the period from January 18, 2024 (inception) through December 31, 2024.

Tax Fees. We did not pay Marcum Asia for tax planning and tax advice for the period from January 18, 2024 (inception) through December 31, 2024.

All Other Fees. We did not pay Marcum Asia for other services for the period from January 18, 2024 (inception) through December 31, 2024.

Before the establishment of the audit committee in January 2025, the Board of Directors, pre-approves all auditing services and any non-audit services that are to be performed for the Company by its independent auditor. After the establishment of the audit committee, the audit committee pre-approves all auditing services and any non-audit services that are to be performed for the Company by its independent auditor and the audit committee pre-approved all auditing services arranged after its date of establishment.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1. The following documents are filed as part of this Annual Report:

Financial Statements: See “Item 8. Financial Statements and Supplementary Data” herein and “Index to Financial Statements” and financial statements incorporated by reference therein commencing below.

2. Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Description
3.1	First Amended and Restated Memorandum and Articles of Association, effective on January 22, 2025. (incorporated herein by reference to Exhibit 3.1 to Form 8-K as filed with the Securities and Exchange Commission on January 28, 2025)

4.1	Specimen Unit Certificate. (incorporated herein by reference to Exhibit 4.1 to Form S-1 as filed with the Securities and Exchange Commission on December 26, 2024)

4.2	Specimen Ordinary Share Certificate. (incorporated herein by reference to Exhibit 4.2 to Form S-1 as filed with the Securities and Exchange Commission on December 26, 2024)

4.3	Specimen Right Certificate (incorporated herein by reference to Exhibit 4.3 to Form S-1 as filed with the Securities and Exchange Commission on December 26, 2024)

4.4	Rights Agreement, dated January 22, 2025, between the Registrant and Continental Stock Transfer & Trust Company, as rights agent. (incorporated herein by reference to Exhibit 4.1 to Form 8-K as filed with the Securities and Exchange Commission on January 28, 2025)

4.5	Description of Securities

10.1	Unit Subscription Agreement dated January 22, 2025, between the Company and the Sponsor. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on January 28, 2025)

10.2	Securities Transfer Agreement, dated November 8, 2024, as amended on December 20, 2024, among the Company, the Sponsor, and certain directors of the Company (incorporated herein by reference to Exhibit 10.2 to Form 8-K as filed with the Securities and Exchange Commission on January 28, 2025)

10.3	Investment Management Trust Agreement, dated January 22, 2025, between the Company and Continental Stock Transfer & Trust Company, as trustee. (incorporated herein by reference to Exhibit 10.3 to Form 8-K as filed with the Securities and Exchange Commission on January 28, 2025)

10.4	Registration Rights Agreement, dated January 22, 2025, between the Company, the Sponsor, and officers and directors of the Company. (incorporated herein by reference to Exhibit 10.4 to Form 8-K as filed with the Securities and Exchange Commission on January 28, 2025)

10.5	Letter Agreement, dated January 22, 2025, among the Company, the Sponsor, and officers and directors of the Company. (incorporated herein by reference to Exhibit 10.5 to Form 8-K as filed with the Securities and Exchange Commission on January 28, 2025)

10.6	Indemnity Agreement, dated January 22, 2025, between the Company and the officers and directors of the Company. (incorporated herein by reference to Exhibit 10.6 to Form 8-K as filed with the Securities and Exchange Commission on January 28, 2025)

10.7	Administrative Service Agreement, dated January 22, 2025, between the Company and the Sponsor. (incorporated herein by reference to Exhibit 10.7 to Form 8-K as filed with the Securities and Exchange Commission on January 28, 2025)

10.8	Share Purchase Option dated March 20, 2025 issued by Hercules Capital Management VII Corp. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on March 24, 2025)

10.9	Indemnity Agreement dated March 20, 2025, by and between the Company and Cameron R. Johnson, as the director of the Company. (incorporated herein by reference to Exhibit 10.2 to Form 8-K as filed with the Securities and Exchange Commission on March 24, 2025)

19*	Insider Trading Policy

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Policy Relating to Recovery of Erroneously Awarded Compensation

99.1	Audit Committee Charter. (incorporated herein by reference to Exhibit 99.1 to Form S-1 as filed with the Securities and Exchange Commission on December 26, 2024)

99.2	Compensation Committee Charter. (incorporated herein by reference to Exhibit 99.2 to Form S-1 as filed with the Securities and Exchange Commission on December 26, 2024)

101.INS	Inline XBRL Instance Document – the Inline XBRL Instance Document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Columbus Acquisition Corp
Date: March 28, 2025
	By:	/s/ Fen “Eric” Zhang
Fen “Eric” Zhang
Chief Executive Officer, Chairman and Secretary
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Fen “Eric” Zhang	Chief Executive Officer, Chairman and Director	March 28, 2025
Fen “Eric” Zhang	(Principle Executive Officer)

/s/ Jie “Janet” Hu	Chief Financial Officer	March 28, 2025
Jie “Janet” Hu	(Principal Accounting and Financial Officer)

/s/ Cameron R. Johnson	Director	March 28, 2025
Cameron R. Johnson

/s/ Kevin McKenzie	Director	March 28, 2025
Kevin McKenzie

/s/ Qian “Hebe” Xu	Director	March 28, 2025
Qian “Hebe” Xu