Form 10-Q
period 2025-03-31
Columbus Acquisition Corp/Cayman Islands
filed 2025-05-15
CIK 2028201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 001-42485

Columbus Acquisition Corp
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

14 Prudential Tower

Singapore 049712

(Address of principal executive offices)

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (clso§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 15, 2025 , there were 7,944,290 ordinary shares, par value $0.0001 per share, issued and outstanding.

COLUMBUS ACQUISITION CORP

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

TABLE OF CONTENTS

		Page
Part I.	Financial Information	1
Item 1.	Financial Statements (Unaudited)	1
	Condensed Balance Sheets as of March 31, 2025 (Unaudited) and December 31, 2024	1
	Unaudited Condensed Statements of Operations for the three months Ended March 31, 2025 and for the period from January 18, 2024 (inception) to March 31, 2024	2
	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three months ended March 31, 2025 and for the period from January 18, 2024 (inception) to March 31, 2024	3
	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2025 and for the period from January 18, 2024 (inception) to March 31, 2024	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21
Part II	Other Information	22
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults upon Senior Securities	22
Item 4.	Mine Safety Disclosures	22
Item 5.	Other Information	22
Item 6.	Exhibits	23
Signatures		24

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

COLUMBUS ACQUISITION CORP

CONDENSED BALANCE SHEETS

	March 31, 2025 (Unaudited)	December 31, 2024

Assets
Current Assets
Cash	$894,161	$—
Prepaid expenses	23,726	—
Total Current Assets	917,887	—

Deferred offering costs	—	200,034
Demand deposit in Trust Account	60,403,733	—
Total Assets	$61,321,620	$200,034

Liabilities, Shares Subject to Possible Redemption, and Shareholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$46,071	$2,416
Promissory note – related party	—	249,712
Total Current Liabilities	46,071	252,128
Total Liabilities	46,071	252,128

Commitments and Contingencies (Note 6)

Ordinary shares subject to possible redemption, $0.0001 par value, 490,000,000 shares authorized, 6,000,000 and 0 shares issued and outstanding, respectively	60,403,733	—

Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.0001 par value, 490,000,000 shares authorized, 1,944,290 shares and 1,500,000 issued and outstanding(1) (excluding 6,000,000 shares and 0 shares subject to possible redemption) as of March 31, 2025 and December 31, 2024, respectively	194	150
Additional paid-in capital	798,917	24,850
Retained earnings (Accumulated deficit)	72,705	(77,094)
Total Shareholders’ Equity (Deficit)	871,816	(52,094)
Total Liabilities, Shares Subject to Possible Redemption, and Shareholders’ Equity (Deficit)	$61,321,620	$200,034

(1)	Ordinary shares have been retroactively restated to reflect the Sponsor’s forfeiture of 225,000 Founder Shares on March 10, 2025 for no consideration as the underwriters of the IPO did not exercise the over-allotment option.

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLUMBUS ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,	For the Period from January 18, 2024 (Inception) Through March 31,
	2025	2024
General and administrative expenses	$253,934	$6,839
Loss from operations	(253,934)	(6,839)
Other income:
Interest earned on demand deposit in Trust Account	403,733	—
Income (loss) before income taxes	149,799	(6,839)
Income taxes provision	—	—
Net income (loss)	$149,799	$(6,839)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	4,400,000	—
Basic and diluted net income per share, ordinary shares subject to possible redemption	$0.02	$—
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	1,825,813	1,500,000 (1)
Basic and diluted net loss per share, non-redeemable ordinary shares	$0.02	$(0.00)

(1)	Ordinary shares have been retroactively restated to reflect the Sponsor’s forfeiture of 225,000 Founder Shares on March 10, 2025 for no consideration as the underwriters of the IPO did not exercise the over-allotment option.

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLUMBUS ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Ordinary Shares		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit)	(Deficit)
Balance – December 31, 2024	1,500,000	$150	$24,850	$(77,094)	$(52,094)
Issuance of Private Placement Units net of issuance cost of $9,453	234,290	23	2,333,424	—	2,333,447
Issuance of Public Rights net of issuance costs of $39,560	—	—	1,280,440	—	1,280,440
Issuance of Representative Shares	210,000	21	360,979	—	361,000
Issuance of independent director shares	—	—	61,478	—	61,478
Accretion of carrying value to redemption value	—	—	(3,262,254)	—	(3,262,254)
Net income	—	—	—	149,799	149,799
Balance – March 31, 2025	1,944,290	$194	$798,917	$72,705	$871,816

FOR THE PERIOD FROM JANUARY 18, 2024 (INCEPTION) THROUGH MARCH 31, 2024

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance – January 18, 2024 (Inception)	—	$—	$—	$—	$—
Founder Shares issued to Initial Shareholder(1)	1,500,000	150	24,850	—	25,000
Net loss	—	—	—	(6,839)	(6,839)
Balance – March 31, 2024	1,500,000	$150	$24,850	$(6,839)	$18,161

(1)	Ordinary shares have been retroactively restated to reflect the Sponsor’s forfeiture of 225,000 Founder Shares on March 10, 2025 for no consideration as the underwriters of the IPO did not exercise the over-allotment option.

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLUMBUS ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2025	For the Period from January 18, 2024 (Inception) Through March 31, 2024
Cash Flows from Operating Activities:
Net income (loss)	$149,799	$(6,839)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	61,478	—
Interest earned on demand deposit in Trust Account	(403,733)	—
Changes in operating assets and liabilities:
Prepaid expenses	(23,726)	—
Accounts payable and accrued expenses	43,655	4,421
Net Cash Used in Operating Activities	(172,527)	(2,418)

Cash Flows from Investing Activities:
Cash deposit into Trust Account	(60,000,000)	—
Net Cash Used in Investing Activities	(60,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of public units	60,000,000	—
Proceeds from sale of private placement units	2,342,900	—
Payment of underwriter commissions	(900,000)	—
Repayment of promissory note - related party	(249,712)	—
Payment of operating expenses via promissory note – related party	—	2,418
Payment of offering costs	(126,500)	—
Net Cash Provided by Financing Activities	61,066,688	2,418

Net Change in Cash	894,161	—

Cash, Beginning of Year	—	—
Cash, End of Year	$894,161	$—

Supplemental Disclosure of Cash Flow Information:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Deferred offering costs paid via promissory note – related party	$—	$94,000
Accretion of carrying value to redemption value	$3,262,254	$—
Issuance of Representative Shares	$361,000	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLUMBUS ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2025

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

As of March 31, 2025, the Company had not commenced any operations. For the period from January 18, 2024 (inception) through March 31, 2025, the Company’s efforts had been limited to organizational activities as well as activities related to completing the initial public offering (“IPO”) described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and sale of Private Placement Units (as defined below).

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

Upon the closing of the IPO, management has agreed that at least $10.00 per public share underlying Units sold in the IPO will be held into a U.S.-based trust account (“Trust Account”). The funds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less, or in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act which invest solely in direct U.S. government treasury securities, or in an interest bearing or non-interest-bearing demand deposit account. Except with respect to dividend and/or interest earned on the funds held in the Trust Account that may be released to the Company to pay the Company’s tax obligation, if any, the proceeds from the IPO and the sale of the Private Placement Units that are deposited and held in the Trust Account will not be released from the Trust Account until the earliest to occur of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association to (A) modify the substance or timing of obligation to redeem 100% of the Company’s public shares if the Company does not complete the Company’s initial Business Combination by January 22, 2026 (unless the Company extends such period by amending its Amended and Restated Memorandum and Articles of Association) or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of the Company’s public shares if the Company is unable to complete its initial business combination by January 22, 2026, subject to applicable law. In no other circumstances will a public shareholder have any right or interest of any kind to or in the Trust Account.

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

Going Concern Consideration

As of March 31, 2025, the Company had $894,161 cash and a working capital of $871,816. The Company has incurred and expects to continue to incur significant costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of the Company’s public shares upon completion of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination.

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

The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying unaudited condensed financial statements are issued. Management plans to address this uncertainty through seeking new financing to complete a Business Combination. If a Business Combination is not consummated by the end of the Combination Period, currently January 22, 2026, and the Combination Period is not extended, there will be a mandatory liquidation and subsequent dissolution of the Company, which also raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

Risks and Uncertainties

Various social and political circumstances in the U.S. and around the world (including rising trade tensions between the U.S. and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide.

As a result of these circumstances and the ongoing Russia/Ukraine, Hamas/Israel conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 2 — Significant accounting policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included. Interim results for the three months ended March 31, 2025 are not necessarily indicative of results that may be expected through December 31, 2025 or for any future periods. These financial statements should be read in conjunction with the Company’s 2024 Annual Report on Form 10-K as filed with the SEC on March 31, 2025. The accompanying condensed balance sheet as of December 31, 2024 has been derived from the audited balance sheet included in the Form 10-K.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2025 and December 31, 2024, the Company had $894,161 and $0 in cash, respectively, and none in cash equivalents for both periods.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times in the future, may exceed the Federal Depository Insurance Coverage of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. As of March 31, 2025 and December 31, 2024, the Company has not experienced losses on these accounts.

Demand Deposit in Trust Account

Upon closing of the IPO, the Company invested the proceeds into an interest-bearing demand deposit account, which comprised the entire balance of the Trust Account as of March 31, 2025 and earned $403,733 of interest income during that period.

Offering Costs Associated with the IPO

Offering costs were $1,587,534 consisting principally of underwriting, legal and other expenses incurred through the balance sheet date that were related to the IPO and were charged to shareholders’ equity upon the completion of the IPO. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. The Company allocates offering costs among public shares, public rights and Private Units based on the relative fair values of public shares, public rights and Private Units and all offering costs were recognized by the Company during the three months ended March 31, 2025. Accordingly, $1,538,521 was allocated to public shares and charged to temporary equity, and $49,013 was allocated to public rights and Private Units and charged to shareholders’ equity.

Net income (loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The unaudited condensed statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share because redemption of the redeemable shares is not at fair value pursuant to the guidance in ASC 480-10-S99. Net (loss) income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. The Company has elected to treat only the portion of the periodic adjustment to the carrying amount of the redeemable shares that reflects a redemption in excess of fair value like a dividend. As such, income or loss allocable to each class of ordinary share is not adjusted for the accretion of carrying value to redemption value.

The calculation of diluted income per ordinary share does not consider the effect of the rights issued in connection with the IPO and the Private Units since the exercise of the rights is contingent upon the occurrence of future events. As of March 31, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The net income (loss) per share presented in the unaudited condensed statements of operations is based on the following:

	Three Months Ended March 31,2025		For the Period from January 18, 2024 (Inception) Through March 31, 2024
	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$105,868	$43,931	$—	$(6,839)

Denominator:
Basic and diluted weighted average shares outstanding	4,400,000	1,825,813	—	1,500,000 (1)
Basic and diluted net income (loss) per ordinary share	$0.02	$0.02	$—	$(0.00)

(1)	Ordinary shares have been retroactively restated to reflect the Sponsor’s forfeiture of 225,000 Founder Shares on March 10, 2025 for no consideration as the underwriters of the IPO did not exercise the over-allotment option.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement” (“ASC 820”), approximates the carrying amounts represented in the accompanying unaudited condensed balance sheet, primarily due to their short-term nature.

The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances. The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

●	Level 1—Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

●	Level 2—Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

●	Level 3—Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption issued in the IPO in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as shareholders’ equity. In accordance with ASC 480-10-S99, the Company classifies ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 6,000,000 ordinary shares sold as part of the Units in the IPO were issued with other freestanding instruments (i.e., share rights), the initial carrying value of ordinary shares classified as temporary equity will be allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The initial accretion and subsequent remeasurements will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

Accordingly, as of March 31, 2025, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ equity on the Company’s balance sheet in the following table:

	Shares	Amount
Gross proceeds from IPO	6,000,000	$60,000,000
Less:
Proceeds allocated to Public Rights		(1,320,000)
Allocation of offering costs related to redeemable shares		(1,538,521)
Plus:
Accretion of carrying value to redemption value		3,262,254
Ordinary shares subject to possible redemption – March 31, 2025	6,000,000	$60,403,733

Share Rights

The Company accounts for the Public Rights and private placement rights issued in connection with the IPO and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, upon completion of the IPO, the Company evaluated and classified the rights under equity treatment at their issuance date fair values, net of allocated offering costs.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Stock-based Compensation

The Company recognizes compensation costs resulting from the issuance of stock-based awards to directors as an expense in the financial statement over the requisite service period based on a measurement of fair value for each stock-based award. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards. The Black-Scholes-Merton option-pricing model includes various assumptions, including the fair value of the estimated stock price of the Company, expected life of shares, the expected volatility and the expected risk-free interest rate, among others. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside the control of the Company.

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

There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Founder Shares (as defined below), private placement shares or private placement rights. The rights will expire and worthless if the Company does not consummate a Business Combination by January 22, 2026, unless the Company extends the Business Combination period.

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

Note 5 — Related Party Transactions

Founder Shares

On March 21, 2024, the Sponsor acquired 1,437,500 ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.0174 per share. On July 25, 2024 and December 20, 2024, the Company amended the Securities Purchase Agreement which allowed the Sponsor to increase the purchase of Founder Shares from 1,437,500 to 1,725,000 shares for $25,000, or $0.0145 per share; including an aggregate of up to 225,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.  On March 10, 2025, the Sponsor forfeited 225,000 Founder Shares for no consideration as the underwriters of the IPO did not exercise the over-allotment option, with such forfeiture being reflected retroactively in the accompanying financial statements. As of March 31, 2025, the Sponsor holds 1,698,290 Ordinary Shares in total, including 1,464,000 Founder Shares and 234,290 Ordinary Shares included in the Private Units.

On January 22, 2025, the effective date of the registration statement of the IPO, the Sponsor transferred an aggregate of 36,000 of its Founder Shares, or 12,000 each to its three independent directors for their board service, for nominal cash consideration, of $522. The fair value of the transfer of the 36,000 Founder Shares was accounted for as compensation under ASC 718. On January 22, 2025, the Company recognized a stock-based compensation expense of $61,478 based on the total estimated fair value of the 36,000 Founder Shares.

On March 20, 2025, in connection with the appointment of Mr. Cameron R. Johnson as the director of the Company, the Sponsor issued a share purchase option dated March 20, 2025 (the “Share Purchase Option”) to Mr. Johnson, entitling Mr. Johnson to acquire 12,000 Founder Shares upon the exercise of the Share Purchase Option once the existing lock-up term on such Founder Shares expires pursuant to the terms and arrangements thereunder. The Company has entered into an indemnity agreement with Mr. Johnson in connection with his appointment. The estimated fair value of the Share Purchase Option at the grant date was $119,475, which will be recorded as a stock-based compensation expense upon the exercise of the option pursuant to the terms and conditions in the purchase agreement at the earlier of (i) 180 days after the completion of a Business Combination and (ii) subsequent to a Business Combination, the date on which the closing price of the ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 90 days after the initial Business Combination, and at or before 5:00 p.m., New York City local time, on the earlier of the liquidation of the Company’s Trust Account in the event the Company has not completed a Business Combination within the required time periods and January 22, 2030, five years from the effective date of the Registration Statement on Form S-1 filed with the U.S. Securities and Exchange Commission, but not thereafter, to subscribe for, purchase and receive, in whole or in part, up to 12,000 ordinary shares, par value $0.0001 per share, currently held by the Sponsor, acquired by the Sponsor from the Company prior to the completion of the IPO.

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

Promissory Note — Related Party

On March 21, 2024, the Sponsor agreed to loan the Company up to $500,000 (the “Promissory Note”) to be used for a portion of the expenses of the IPO. As of December 31, 2024, the Company had $249,712 outstanding under the Promissory Note. Prior to the closing of the IPO, the Company has an outstanding loan balance of $254,544. This loan is non-interest bearing, unsecured and is due at the earlier of (1) June 30, 2025 or (ii) the closing of the IPO, unless accelerated upon the occurrence of an event of default. The loan was repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account on January 24, 2025.

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

As of March 31, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans or the extension convertible notes.

Administrative Support Services

Commencing on the effective date of the registration statement of the IPO (January 22, 2025), the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of its initial Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company incurred $20,000 and $0 for the three months ended March 31, 2025 and for the period from January 18, 2024 (inception) to March 31, 2024, respectively, of which $10,000 and $0 was included in the amount due to a related party as of March 31, 2025 and December 31, 2024, respectively.

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

Note 7 — Shareholders’ Equity

Preferred Shares — The Company is authorized to issue 10,000,000 shares of preferred share, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2025 and December 31, 2024, there were no preferred shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 500,000,000 ordinary shares with $0.0001 par value. On March 21, 2024, the Company issued 1,437,500 Founder Shares to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.0174 per share. On July 25, 2024 and December 20, 2024, the Company amended the Securities Purchase Agreement which allowed the Sponsor to increase the purchase of ordinary shares from 1,437,500 to 1,725,000 shares for $25,000, or $0.0145 per share; including an aggregate of up to 225,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. As of March 31, 2025 and December 31, 2024, there were 1,944,290 and 1,500,000 ordinary shares issued and outstanding, respectively, which retroactively reflects the forfeiture of 225,000 ordinary shares because the over-allotment option was not exercised in full or in part by the underwriters.

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

Rights

Each holder of a right will receive one-seventh (1/7) of one ordinary share upon consummation of its initial Business Combination, even if the holder of such right redeemed all ordinary shares held by it in connection with the initial Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of an initial Business Combination, as the consideration related thereto has been included in the unit purchase price paid for by investors in the IPO and the Private Placement. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary share basis, and each holder of a right will be required to affirmatively convert its rights in order to receive one-seventh (1/7) of one share underlying each right (without paying any additional consideration) upon consummation of the Business Combination. As of March 31, 2025, there were 6,000,000 Public Rights and 234,290 Private Rights outstanding, which can be converted into a total of 890,612 ordinary shares.

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

Note 8 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance. The Company has adopted the guidance in ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, in the accompanying financial statements on a retrospective basis.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews key metrics, which include the following:

	For the Three Months Ended March 31, 2025	For the Period from January 18, 2024 (Inception) Through March 31, 2024
General and administrative expenses	$253,934	6,839
Interest earned on demand deposit Trust Account	$403,733	$—

The key measure of segment profit or loss reviewed by our CODM is general and administrative expenses, which include accounting expenses, printing expenses, and regulatory filing fees, none of which are deemed to be significant segment expenses; they are reviewed in aggregate to ensure alignment with budget and contractual obligations. These expenses are monitored to manage and forecast cash available to complete a business combination within the required period. Interest earned on demand deposit in Trust Account are reviewed to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date when these unaudited condensed financial statements were issued. Based on this review, the Company did not identify any subsequent events that would require adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. References to the “Company”, “us,” “our,” or “we” refer to Columbus Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes herein.

Overview

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

Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. We presently have no revenue and have had losses since inception from incurring general and administrative expenses. We have relied upon the sale of our securities and loans from the Sponsor to fund our operations.

On March 17, 2025, the Ordinary Shares and Rights commenced trading on the Nasdaq Global Market (“Nasdaq”) under the symbols “COLA” and “COLAR,” respectively. Public Units not separated continue to trade on Nasdaq under the symbol “COLAU.” Holders of Public Units will need to have their brokers contact the Company’s transfer agent, Continental Stock Transfer & Trust Company, in order to separate the holders’ Public Units into Ordinary Shares and Rights.

Founder Shares

Pursuant to a subscription agreement dated March 21, 2024, as further amended on July 25, 2024 and December 20, 2024, the Company issued 1,437,500 Ordinary Shares to the Sponsor for a purchase price of $25,000, or approximately $0.0167 per share, among which, up to 225,000 shares are subject to forfeiture if the over-allotment option is not exercised (the “Founder Shares”), in connection with the Company’s organization. Pursuant to a securities transfer agreement dated November 8, 2024, as amended on December 20, 2024, the Sponsor transferred 12,000 Founder Shares to each of our then independent directors, Dr. M. Anthony Wong (former director), Mr. Kevin McKenzie and Ms. Qian (Hebe) Xu, at the original purchase price, immediately prior to the closing of the IPO.

On March 10, 2025, the Sponsor forfeited 225,000 Founder Shares for no consideration as the underwriters of the IPO did not exercise the over-allotment option. As a result, the Sponsor currently holds 1,698,290 Ordinary Shares in total, including 1,464,000 Founder Shares and 234,290 Ordinary Shares included in the Private Units.

Recent Development

On March 20, 2025, our board of directors accepted the resignation of Dr. M. Anthony Wong, the independent director, resigning from his position as a director of the Company. Concurrently, the Company, by ordinary resolutions of its directors, appointed Mr. Cameron Richard Johnson as the independent director of the Company to fill the vacancy, effective immediately. Mr. Cameron Richard Johnson was also appointed as the chairperson of the Audit Committee and a member of the Compensation Committee. We entered into an Indemnity Agreement with Mr. Johnson on March 20, 2025, accordingly.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities as well as activities related to the IPO. Following the IPO, we will not generate any operating revenues until after the completion of a business combination, at the earliest. We will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and sale of Private Units. Since the completion of the IPO, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses associated with the search for target opportunities.

For the three months ended March 31, 2025, we had a net income of $149,799, which consisted of interest income from the trust account (the “Trust Account”) of $403,733, partially offset by general and administrative expenses of $253,934.

For the period from January 18, 2024 to March 31, 2024, we had a net loss of $6,839, all of which consisted of general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2025, we had cash of $894,161 and a working capital of $871,816. The cash balance was increased by $894,161, which consisted of cash provided by financing activities of $61,066,688, offset by cash used in investing activities of $60,000,000 and operating activities of $172,527. Changes in operating assets and liabilities provided $19,929 of cash for operating activities.

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

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such a business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

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

The Company currently has no commitments in place to receive such financing and there is no assurance that the Company’s plans to raise capital will be successful. In addition, the Company initially has until January 22, 2026 to consummate the initial business combination (assume no extensions). If the Company does not complete a business combination within the prescribed period, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that business combination might not be completed within the 12-month period from the issuance date of these financial statements.  In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements - Going Concern”, management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, management has determined that such additional conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the business combination or the date the Company is required to liquidate. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2025.  We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of March 31, 2025, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The Founder Shares, the Ordinary Shares included in the Private Units, and any Ordinary Shares that may be issued upon conversion of working capital loans and extension loans (and any underlying securities) will be entitled to registration rights pursuant to a registration and shareholder rights agreement entered into in connection with the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Critical Accounting Estimates

In preparing these unaudited condensed financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended March 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

Not applicable to a smaller reporting company. However, factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the prospectus of our IPO (File No. 333-283278) and our annual report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report”) as filed with the SEC on March 31, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our prospectus and Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	First Amended and Restated Memorandum and Articles of Association, effective on January 22, 2025. (incorporated herein by reference to Exhibit 3.1 to Form 8-K as filed with the Securities and Exchange Commission on January 28, 2025)
4.1	Rights Agreement, dated January 22, 2025, between the Registrant and Continental Stock Transfer & Trust Company, as rights agent. (incorporated herein by reference to Exhibit 4.1 to Form 8-K as filed with the Securities and Exchange Commission on January 28, 2025)
10.1	Unit Subscription Agreement dated January 22, 2025, between the Company and the Sponsor. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on January 28, 2025)
10.2	Securities Transfer Agreement, dated November 8, 2024, as amended on December 20, 2024, among the Company, the Sponsor, and certain directors of the Company (incorporated herein by reference to Exhibit 10.2 to Form 8-K as filed with the Securities and Exchange Commission on January 28, 2025)
10.3	Investment Management Trust Agreement, dated January 22, 2025, between the Company and Continental Stock Transfer & Trust Company, as trustee. (incorporated herein by reference to Exhibit 10.3 to Form 8-K as filed with the Securities and Exchange Commission on January 28, 2025)
10.4	Registration Rights Agreement, dated January 22, 2025, between the Company, the Sponsor, and officers and directors of the Company. (incorporated herein by reference to Exhibit 10.4 to Form 8-K as filed with the Securities and Exchange Commission on January 28, 2025)
10.5	Letter Agreement, dated January 22, 2025, among the Company, the Sponsor, and officers and directors of the Company. (incorporated herein by reference to Exhibit 10.5 to Form 8-K as filed with the Securities and Exchange Commission on January 28, 2025)
10.6	Indemnity Agreement, dated January 22, 2025, between the Company and the officers and directors of the Company. (incorporated herein by reference to Exhibit 10.6 to Form 8-K as filed with the Securities and Exchange Commission on January 28, 2025)
10.7	Administrative Service Agreement, dated January 22, 2025, between the Company and the Sponsor. (incorporated herein by reference to Exhibit 10.7 to Form 8-K as filed with the Securities and Exchange Commission on January 28, 2025)
10.8	Share Purchase Option dated March 20, 2025 issued by Hercules Capital Management VII Corp. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on March 24, 2025)
10.9	Indemnity Agreement dated March 20, 2025, by and between the Company and Cameron R. Johnson, as the director of the Company. (incorporated herein by reference to Exhibit 10.2 to Form 8-K as filed with the Securities and Exchange Commission on March 24, 2025)
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBUS ACQUISITION CORP

Date: May 15, 2025	By:	/s/ Fen “Eric” Zhang
Fen “Eric” Zhang
Chief Executive Officer

Date: May 15, 2025	By:	/s/ Jie “Janet” Hu
Jie “Janet” Hu
Chief Financial Officer