Form 10-Q
period 2025-06-30
Columbus Acquisition Corp/Cayman Islands
filed 2025-08-13
CIK 2028201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of the date hereof, there were 7,944,290 ordinary shares, par value $0.0001 per share, issued and outstanding.

COLUMBUS ACQUISITION CORP

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

TABLE OF CONTENTS

		Page
Part I.	Financial Information	1
Item 1.	Financial Statements (Unaudited)	1
	Condensed Balance Sheets as of June 30, 2025 (Unaudited) and December 31, 2024	1
	Unaudited Condensed Statements of Operations for the Three and Six months Ended June 30, 2025 and 2024 and for the Six Month Ended June 30, 2025 and for the Period from January 18, 2024 (Inception) to June 30, 2024	2
	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Six Months Ended June 30, 2025 and 2024 and for the Six Month Ended June 30, 2025 and for the Period From January 18, 2024 (inception) to June 30, 2024	3
	Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2025 and for the Period From January 18, 2024 (Inception) to June 30, 2024	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21
Part II	Other Information	22
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Mine Safety Disclosures	22
Item 5.	Other Information	22
Item 6.	Exhibits	22
Signatures		23

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

COLUMBUS ACQUISITION CORP

CONDENSED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current Assets
Cash	$761,463	$—
Prepaid expenses	56,646	—
Total Current Assets	818,109	—

Deferred offering costs	—	200,034
Demand deposit in Trust Account	61,018,247	—
Total Assets	$61,836,356	$200,034

Liabilities, Shares Subject to Possible Redemption, and Shareholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$98,192	$2,416
Promissory note – related party	—	249,712
Total Current Liabilities	98,192	252,128
Total Liabilities	98,192	252,128

Commitments and Contingencies (Note 6)

Ordinary shares subject to possible redemption, $0.0001 par value, 490,000,000 shares authorized, 6,000,000 and 0 shares issued and outstanding, respectively	61,018,247	—

Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.0001 par value, 490,000,000 shares authorized, 1,944,290 shares and 1,500,000 issued and outstanding(1) (excluding 6,000,000 shares and 0 shares subject to possible redemption) as of June 30, 2025 and December 31, 2024, respectively	194	150
Additional paid-in capital	184,403	24,850
Retained earnings (Accumulated deficit)	535,320	(77,094)
Total Shareholders’ Equity (Deficit)	719,917	(52,094)
Total Liabilities, Shares Subject to Possible Redemption, and Shareholders’ Equity (Deficit)	$61,836,356	$200,034

(1)	Ordinary shares have been retroactively restated to reflect the Sponsor’s forfeiture of 225,000 Founder Shares on March 10, 2025 for no consideration as the underwriters of the IPO did not exercise the over-allotment option.

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLUMBUS ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,	For the Period from January 18, 2024 (Inception) Through June 30,
	2025	2024	2025	2024
General and administrative expenses	$151,899	$41,200	$405,833	$48,039
Loss from operations	(151,899)	(41,200)	(405,833)	(48,039)
Other income:
Interest earned on demand deposit in Trust Account	614,514	—	1,018,247	—
Income (loss) before income taxes	462,615	(41,200)	612,414	(48,039)
Income taxes provision	—	—	—	—
Net income (loss)	$462,615	$(41,200)	$612,414	$(48,039)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	6,000,000	—	5,204,420	—
Basic and diluted net income per share, ordinary shares subject to possible redemption	$0.06	$—	0.09	—
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	1,944,290	1,500,000 (1)	1,885,379	1,500,000 (1)
Basic and diluted net income (loss) per share, non-redeemable ordinary shares	$0.06	$(0.03)	$0.09	$(0.03)

(1)	Ordinary shares have been retroactively restated to reflect the Sponsor’s forfeiture of 225,000 Founder Shares on March 10, 2025 for no consideration as the underwriters of the IPO did not exercise the over-allotment option.

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLUMBUS ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Ordinary Shares		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit)	(Deficit)
Balance – December 31, 2024	1,500,000	$150	$24,850	$(77,094)	$(52,094)
Issuance of Private Placement Units net of issuance cost of $9,453	234,290	23	2,333,424	—	2,333,447
Issuance of Public Rights net of issuance costs of $39,560	—	—	1,280,440	—	1,280,440
Issuance of Representative Shares	210,000	21	360,979	—	361,000
Issuance of independent director shares	—	—	61,478	—	61,478
Accretion of carrying value to redemption value	—	—	(3,262,254)	—	(3,262,254)
Net income	—	—	—	149,799	149,799
Balance – March 31, 2025	1,944,290	$194	$798,917	$72,705	$871,816
Accretion of carrying value to redemption value	—	—	(614,514)	—	(614,514)
Net income	—	—	—	462,615	462,615
Balance – June 30, 2025	1,944,290	$194	$184,403	$535,320	$719,917

FOR THE THREE MONTH ENDED JUNE 30, 2024 AND THE PERIOD FROM JANUARY 18, 2024 (INCEPTION) THROUGH JUNE 30, 2024

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 18, 2024 (Inception)	—	$—	$—	$—	$—
Founder Shares issued to Initial Shareholder(1)	1,500,000	150	24,850	—	25,000
Net loss	—	—	—	(6,839)	(6,839)
Balance – March 31, 2024	1,500,000	$150	$24,850	$(6,839)	$18,161
Net loss	—	—	—	(41,200)	(41,200)
Balance – June 30, 2024	1,500,000	$150	$24,850	$(48,039)	$(23,039)

(1)	Ordinary shares have been retroactively restated to reflect the Sponsor’s forfeiture of 225,000 Founder Shares on March 10, 2025 for no consideration as the underwriters of the IPO did not exercise the over-allotment option.

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLUMBUS ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2025	For the Period from January 18, 2024 (Inception) Through June 30, 2024
Cash Flows from Operating Activities:
Net income (loss)	$612,414	$(48,039)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	61,478	—
Interest earned on demand deposit in Trust Account	(1,018,247)	—
Changes in operating assets and liabilities:
Prepaid expenses	(56,646)	—
Accounts payable and accrued expenses	95,776	4,421
Net Cash Used in Operating Activities	(305,225)	(43,618)

Cash Flows from Investing Activities:
Cash deposit into Trust Account	(60,000,000)	—
Net Cash Used in Investing Activities	(60,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of public units	60,000,000	—
Proceeds from sale of private placement units	2,342,900	—
Payment of underwriter commissions	(900,000)	—
Repayment of promissory note - related party	(249,712)	—
Payment of operating expenses via promissory note – related party	—	43,618
Payment of offering costs	(126,500)	—
Net Cash Provided by Financing Activities	61,066,688	43,618

Net Change in Cash	761,463	—

Cash, Beginning of Year	—	—
Cash, End of Year	$761,463	$—

Supplemental Disclosure of Cash Flow Information:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Deferred offering costs paid via promissory note – related party	$—	$94,000
Accretion of carrying value to redemption value	$3,876,768	$—
Issuance of Representative Shares	$361,000	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLUMBUS ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2025

Note 1 — Organization, Business Operation and Going Concern Consideration

Columbus Acquisition Corp (the “Company”) is a blank check company incorporated in the Cayman Islands on January 18, 2024. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company’s efforts to identify a prospective target business will not be limited to a particular industry or geographic location. The Company does not have any specific business combination under consideration. The Company’s significant ties to China would make it a less attractive partner to a non-China-based target company and such perception may potentially limit or negatively impact our search for an initial business combination; or may therefore make it more likely for the Company to consummate a business combination with a company being based in or having the majority of the company’s operations in China. The Company has selected December 31 as its fiscal year end.

As of June 30, 2025, the Company had not commenced any operations. For the period from January 18, 2024 (inception) through June 30, 2025, the Company’s efforts had been limited to organizational activities as well as activities related to completing the initial public offering (“IPO”) described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and sale of Private Placement Units (as defined below).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placements Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully.

The Company’s founder and sponsor is Hercules Capital Management VII Corp, a British Virgin Islands company (the “Sponsor”). The Company’s ability to commence operations was contingent upon obtaining adequate financial resources through the IPO (see Note 3) and a Private Placement (as defined below) to the initial shareholder (see Note 4).

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

Transaction costs amounted to $1,587,534 consisting of $900,000 of underwriting commissions which were paid in cash at the closing date of the IPO, $361,000 of the Representative Shares (discussed below), and $326,534 of other offering costs. At the IPO date, cash of $1,007,756 (which is net of funds used to repay the then outstanding balance of the Promissory Note described in Note 5) was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

The Company’s initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the balance in the Trust Account (as defined below), (less any taxes payable on the income earned on the Trust Account) at the time of execution of the definitive agreement in connection with its initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Company does not believe that its anticipated principal activities will subject the Company to the Investment Company Act. There is no assurance that the Company will be able to complete a Business Combination successfully.

Upon the closing of the IPO, management has agreed that at least $10.00 per public share underlying Units sold in the IPO will be held in a U.S.-based trust account (“Trust Account”). The funds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less, or in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act which invest solely in direct U.S. government treasury securities, or in an interest bearing or non-interest-bearing demand deposit account. Except with respect to dividend and/or interest earned on the funds held in the Trust Account that may be released to the Company to pay the Company’s tax obligation, if any, the proceeds from the IPO and the sale of the Private Placement Units that are deposited and held in the Trust Account will not be released from the Trust Account until the earliest to occur of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association to (A) modify the substance or timing of obligation to redeem 100% of the Company’s public shares if the Company does not complete the Company’s initial Business Combination by January 22, 2026 (unless the Company extends such period by amending its Amended and Restated Memorandum and Articles of Association) or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of the Company’s public shares if the Company is unable to complete its initial business combination by January 22, 2026, subject to applicable law. In no other circumstances will a public shareholder have any right or interest of any kind to or in the Trust Account.

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

The Company will have until January 22, 2026 to complete its initial Business Combination. If the Company is unable to complete its initial Business Combination by January 22, 2026, unless the Company extends such period by amending its Amended and Restated Memorandum and Articles of Association, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of its remaining shareholders and its board of directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to public rights or private placement rights, which will expire worthless if the Company fails to complete its initial Business Combination by January 22, 2026, unless the Company extends such period by amending and restating its Amended and Restated Memorandum and Articles of Association.

Going Concern Consideration

As of June 30, 2025, the Company had $761,463 cash and a working capital of $719,917. The Company has incurred and expects to continue to incur significant costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of the Company’s public shares upon completion of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination.

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

Note 2 — Significant accounting policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included. Interim results for the three and six months ended June 30, 2025 are not necessarily indicative of results that may be expected through December 31, 2025 or for any future periods. These financial statements should be read in conjunction with the Company’s 2024 Annual Report on Form 10-K as filed with the SEC on March 31, 2025. The accompanying condensed balance sheet as of December 31, 2024 has been derived from the audited balance sheet included in the Form 10-K.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2025 and December 31, 2024, the Company had $761,463 and $0 in cash, respectively, and none in cash equivalents for both periods.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times in the future, may exceed the Federal Depository Insurance Coverage of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. As of June 30, 2025 and December 31, 2024, the Company has not experienced losses on these accounts.

Demand Deposit in Trust Account

Upon closing of the IPO, the Company invested the proceeds into an interest-bearing demand deposit account, which comprised the entire balance of the Trust Account as of June 30, 2025 and earned $614,514 and $1,018,247 of interest income during the three and six months ended June 30, 2025, respectively.

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

The calculation of diluted income per ordinary share does not consider the effect of the rights issued in connection with the IPO and the Private Units since the exercise of the rights is contingent upon the occurrence of future events. As of June 30, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The net income (loss) per share presented in the unaudited condensed statements of operations is based on the following:

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$349,394	$113,221	$—	$(41,200)

Denominator:
Basic and diluted weighted average shares outstanding	6,000,000	1,944,290	—	1,500,000 (1)
Basic and diluted net income (loss) per ordinary share	$0.06	$0.06	$—	$(0.03)

	Six Months Ended June 30, 2025		For the Period from January 18, 2024 (Inception) Through June 30, 2024
	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$449,556	$162,858	$—	$(48,039)

Denominator:
Basic and diluted weighted average shares outstanding	5,204,420	1,885,379	—	1,500,000 (1)
Basic and diluted net income (loss) per ordinary share	$0.09	$0.09	$—	$(0.03)

(1)	Ordinary shares have been retroactively restated to reflect the Sponsor’s forfeiture of 225,000 Founder Shares on March 10, 2025 for no consideration as the underwriters of the IPO did not exercise the over-allotment option.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption issued in the IPO in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as shareholders’ equity. In accordance with ASC 480-10-S99, the Company classifies ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 6,000,000 ordinary shares sold as part of the Units in the IPO were issued with other freestanding instruments (i.e., share rights), the initial carrying value of ordinary shares classified as temporary equity was allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The initial accretion and subsequent remeasurements will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

Accordingly, as of June 30, 2025, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ equity on the Company’s balance sheet in the following table:

	Shares	Amount
Gross proceeds from IPO	6,000,000	$60,000,000
Less:
Proceeds allocated to Public Rights	—	(1,320,000)
Allocation of offering costs related to redeemable shares	—	(1,538,521)
Plus:
Accretion of carrying value to redemption value	—	3,876,768
Ordinary shares subject to possible redemption – June 30, 2025	6,000,000	$61,018,247

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

Note 5 — Related Party Transactions

Founder Shares

On March 21, 2024, the Sponsor acquired 1,437,500 ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.0174 per share. On July 25, 2024 and December 20, 2024, the Company amended the Securities Purchase Agreement which allowed the Sponsor to increase the purchase of Founder Shares from 1,437,500 to 1,725,000 shares for $25,000, or $0.0145 per share; including an aggregate of up to 225,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.  On March 10, 2025, the Sponsor forfeited 225,000 Founder Shares for no consideration as the underwriters of the IPO did not exercise the over-allotment option, with such forfeiture being reflected retroactively in the accompanying financial statements. As of June 30, 2025, the Sponsor holds 1,698,290 Ordinary Shares in total, including 1,464,000 Founder Shares and 234,290 Ordinary Shares included in the Private Units.

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

The Founder Shares are identical to the ordinary shares included in the Units being sold in the IPO, and holders of Founder Shares have the same shareholder rights as public shareholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, and (ii) the Sponsor, officers and directors of the Company have entered into a letter agreement with the Company, pursuant to which they have agreed (A) to waive their redemption rights with respect to the Founder Shares, private placement shares and public shares in connection with the completion of its initial Business Combination and (B) to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares and private placement shares if the Company fails to complete its initial Business Combination by January 22, 2026 (unless the Company extends the Business Combination period), although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within such time period and (iii) the Founder Shares and private placement shares are subject to registration rights. If the Company submits its initial Business Combination to its public shareholders for a vote, the Sponsor, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with the Company, to vote any Founder Shares and private placement shares held by them and any public shares purchased during or after the IPO in favor of the Company’s initial Business Combination.

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

As of June 30, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans or the extension convertible notes.

Administrative Support Services

Commencing on the effective date of the registration statement of the IPO (January 22, 2025), the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of its initial Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 and $50,000 for the three and six months ended June 30, 2025, respectively, of which $20,000 were included in the accounts payable and accrued expenses as of June 30, 2025. The Company did not incur any administrative fees during fiscal year 2024.

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

Note 7 — Shareholders’ Equity

Preferred Shares — The Company is authorized to issue 10,000,000 shares of preferred share, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2025 and December 31, 2024, there were no preferred shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 500,000,000 ordinary shares with $0.0001 par value. On March 21, 2024, the Company issued 1,437,500 Founder Shares to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.0174 per share. On July 25, 2024 and December 20, 2024, the Company amended the Securities Purchase Agreement which allowed the Sponsor to increase the purchase of ordinary shares from 1,437,500 to 1,725,000 shares for $25,000, or $0.0145 per share; including an aggregate of up to 225,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. As of June 30, 2025 and December 31, 2024, there were 1,944,290 and 1,500,000 ordinary shares issued and outstanding, respectively, which retroactively reflects the forfeiture of 225,000 ordinary shares because the over-allotment option was not exercised in full or in part by the underwriters.

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

Rights

Each holder of a right will receive one-seventh (1/7) of one ordinary share upon consummation of its initial Business Combination, even if the holder of such right redeemed all ordinary shares held by it in connection with the initial Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of an initial Business Combination, as the consideration related thereto has been included in the unit purchase price paid for by investors in the IPO and the Private Placement. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary share basis, and each holder of a right will be required to affirmatively convert its rights in order to receive one-seventh (1/7) of one share underlying each right (without paying any additional consideration) upon consummation of the Business Combination. As of June 30, 2025, there were 6,000,000 Public Rights and 234,290 Private Rights outstanding, which can be converted into a total of 890,612 ordinary shares.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews key metrics, which include the following:

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2025	For the Period from January 18, 2024 (Inception) Through June 30, 2024
General and administrative expenses	$151,899	$41,200	$405,833	$48,039
Interest earned on demand deposit Trust Account	$614,514	$-	$1,018,247	$-

The key measure of segment profit or loss reviewed by our CODM is general and administrative expenses, which include accounting expenses, printing expenses, and regulatory filing fees, none of which are deemed to be significant segment expenses; they are reviewed in aggregate to ensure alignment with budget and contractual obligations. These expenses are monitored to manage and forecast cash available to complete a business combination within the required period. Interest earned on demand deposit in Trust Account is reviewed to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement.

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

For the three months ended June 30, 2025, we had a net income of $462,615, which consisted of interest income from the trust account (the “Trust Account”) of $614,514, partially offset by general and administrative expenses of $151,899. For the three months ended June 30, 2024, we had a net loss of $41,200, all of which consisted of general and administrative expenses.

For the six months ended June 30, 2025, we had a net income of $612,414, which consisted of interest income from the Trust Account of $1,018,247, partially offset by general and administrative expenses of $405,833. For the period from January 18, 2024 to June 30, 2024, we had a net loss of $48,039, all of which consisted of general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2025, we had cash of $761,463 and a working capital of $719,917. The cash balance was increased by $761,463 for the six months ended June 30, 2025, which consisted of cash provided by financing activities of $61,066,688, partially offset by cash used in investing activities of $60,000,000 and operating activities of $305,225. Changes in operating assets and liabilities provided $39,130 of cash for operating activities.

We intend to use substantially all of the net proceeds of the IPO, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our share capital is used in whole or in part as consideration to affect our initial business combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

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

The Company currently has no commitments in place to receive such financing and there is no assurance that the Company’s plans to raise capital will be successful. In addition, the Company initially has until January 22, 2026 to consummate the initial business combination (assume no extensions). If the Company does not complete a business combination within the prescribed period, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that a business combination might not be completed within the 12-month period from the issuance date of these financial statements.  In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements - Going Concern”, management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, management has determined that such additional conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the business combination or the date the Company is required to liquidate. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2025.  We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of June 30, 2025, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

COLUMBUS ACQUISITION CORP

Date: August 13, 2025	By:	/s/ Fen “Eric” Zhang
Fen “Eric” Zhang
Chief Executive Officer

Date: August 13, 2025	By:	/s/ Jie “Janet” Hu
Jie “Janet” Hu
Chief Financial Officer