Form 10-Q
period 2025-09-30
Columbus Acquisition Corp/Cayman Islands
filed 2025-11-06
CIK 2028201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

COLUMBUS ACQUISITION CORP

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

TABLE OF CONTENTS

		Page
Part I.	Financial Information	1
Item 1.	Financial Statements (Unaudited)	1
	Condensed Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	1
	Unaudited Condensed Statements of Operations for the Three and Nine months Ended September 30, 2025 and 2024 and for the Nine Month Ended September 30, 2025 and for the Period from January 18, 2024 (Inception) to September 30, 2024	2
	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2025 and 2024 and for the Nine Month Ended September 30, 2025 and for the Period From January 18, 2024 (inception) to September 30, 2024	3
	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2025 and for the Period From January 18, 2024 (Inception) to September 30, 2024	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21
Part II	Other Information	22
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Mine Safety Disclosures	22
Item 5.	Other Information	22
Item 6.	Exhibits	22
Signatures		23

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

COLUMBUS ACQUISITION CORP

CONDENSED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current Assets
Cash	$638,311	$—
Prepaid expenses	55,741	—
Total Current Assets	694,052	—

Deferred offering costs	—	200,034
Demand deposit in Trust Account	61,648,194	—
Total Assets	$62,342,246	$200,034

Liabilities, Shares Subject to Possible Redemption, and Shareholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$106,250	$2,416
Promissory note – related party	—	249,712
Total Current Liabilities	106,250	252,128
Total Liabilities	106,250	252,128

Commitments and Contingencies (Note 6)

Ordinary shares subject to possible redemption, $0.0001 par value, 490,000,000 shares authorized, 6,000,000 and 0 shares issued and outstanding, respectively	61,648,194	—

Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.0001 par value, 490,000,000 shares authorized, 1,944,290 shares and 1,500,000 issued and outstanding(1) (excluding 6,000,000 shares and 0 shares subject to possible redemption) as of September 30, 2025 and December 31, 2024, respectively	194	150
Additional paid-in capital	—	24,850
Retained earnings (Accumulated deficit)	587,608	(77,094)
Total Shareholders’ Equity (Deficit)	587,802	(52,094)
Total Liabilities, Shares Subject to Possible Redemption, and Shareholders’ Equity (Deficit)	$62,342,246	$200,034

(1)	Ordinary shares have been retroactively restated to reflect the Sponsor’s forfeiture of 225,000 Founder Shares on March 10, 2025 for no consideration as the underwriters of the IPO did not exercise the over-allotment option.

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLUMBUS ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from January 18, 2024 (Inception) Through September 30,
	2025	2024	2025	2024
General and administrative expenses	$132,115	$12,364	$537,948	$60,403
Loss from operations	(132,115)	(12,364)	(537,948)	(60,403)
Other income:
Interest earned on demand deposit in Trust Account	629,947	—	1,648,194	—
Income (loss) before income taxes	497,832	(12,364)	1,110,246	(60,403)
Income taxes provision	—	—	—	—
Net income (loss)	$497,832	$(12,364)	$1,110,246	$(60,403)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	6,000,000	—	5,472,527	—
Basic and diluted net income per share, ordinary shares subject to possible redemption	$0.06	$—	0.15	—
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	1,944,290	1,500,000 (1)	1,905,232	1,500,000 (1)
Basic and diluted net income (loss) per share, non-redeemable ordinary shares	$0.06	$(0.01)	$0.15	$(0.04)

(1)	Ordinary shares have been retroactively restated to reflect the Sponsor’s forfeiture of 225,000 Founder Shares on March 10, 2025 for no consideration as the underwriters of the IPO did not exercise the over-allotment option.

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLUMBUS ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Ordinary Shares		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit)	(Deficit)
Balance – December 31, 2024	1,500,000	$150	$24,850	$(77,094)	$(52,094)
Issuance of Private Placement Units net of issuance cost of $9,453	234,290	23	2,333,424	—	2,333,447
Issuance of Public Rights net of issuance costs of $39,560	—	—	1,280,440	—	1,280,440
Issuance of Representative Shares	210,000	21	360,979	—	361,000
Issuance of independent director shares	—	—	61,478	—	61,478
Accretion of carrying value to redemption value	—	—	(3,262,254)	—	(3,262,254)
Net income	—	—	—	149,799	149,799
Balance – March 31, 2025	1,944,290	$194	$798,917	$72,705	$871,816
Accretion of carrying value to redemption value	—	—	(614,514)	—	(614,514)
Net income	—	—	—	462,615	462,615
Balance – June 30, 2025	1,944,290	$194	$184,403	$535,320	$719,917
Accretion of carrying value to redemption value	—	—	(184,403)	(445,544)	(629,947)
Net income	—	—	—	497,832	497,832
Balance – September 30, 2025	1,944,290	$194	$—	$587,608	$587,802

FOR THE THREE MONTH ENDED SEPTEMBER 30, 2024 AND THE PERIOD FROM JANUARY 18, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 18, 2024 (Inception)	—	$—	$—	$—	$—
Founder Shares issued to Initial Shareholder(1)	1,500,000	150	24,850	—	25,000
Net loss	—	—	—	(6,839)	(6,839)
Balance – March 31, 2024	1,500,000	$150	$24,850	$(6,839)	$18,161
Net loss	—	—	—	(41,200)	(41,200)
Balance – June 30, 2024	1,500,000	$150	$24,850	$(48,039)	$(23,039)
Net loss	—	—	—	(12,364)	(12,364)
Balance – September 30, 2024	1,500,000	$150	$24,850	$(60,403)	$(35,403)

(1)	Ordinary shares have been retroactively restated to reflect the Sponsor’s forfeiture of 225,000 Founder Shares on March 10, 2025 for no consideration as the underwriters of the IPO did not exercise the over-allotment option.

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLUMBUS ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2025	For the Period from January 18, 2024 (Inception) Through September 30, 2024
Cash Flows from Operating Activities:
Net income (loss)	$1,110,246	$(60,403)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	61,478	—
Interest earned on demand deposit in Trust Account	(1,648,194)	—
Changes in operating assets and liabilities:
Prepaid expenses	(55,741)	—
Accounts payable and accrued expenses	103,834	—
Net Cash Used in Operating Activities	(428,377)	(60,403)

Cash Flows from Investing Activities:
Cash deposit into Trust Account	(60,000,000)	—
Net Cash Used in Investing Activities	(60,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of public units	60,000,000	—
Proceeds from sale of private placement units	2,342,900	—
Payment of underwriter commissions	(900,000)	—
Repayment of promissory note - related party	(249,712)	—
Payment of operating expenses via promissory note – related party	—	60,403
Payment of offering costs	(126,500)	—
Net Cash Provided by Financing Activities	61,066,688	60,403

Net Change in Cash	638,311	—

Cash, Beginning of Year	—	—
Cash, End of Year	$638,311	$—

Supplemental Disclosure of Cash Flow Information:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Deferred offering costs paid via promissory note – related party	$—	$155,319
Accretion of carrying value to redemption value	$4,506,715	$—
Issuance of Representative Shares	$361,000	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLUMBUS ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2025

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

As of September 30, 2025, the Company had not commenced any operations. For the period from January 18, 2024 (inception) through September 30, 2025, the Company’s efforts had been limited to organizational activities as well as activities related to completing the initial public offering (“IPO”) described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and sale of Private Placement Units (as defined below).

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

Going Concern Consideration

As of September 30, 2025, the Company had $638,311 cash and a working capital of $587,802. The Company has incurred and expects to continue to incur significant costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of the Company’s public shares upon completion of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination.

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

Note 2 — Significant accounting policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included. Interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of results that may be expected through December 31, 2025 or for any future periods. These financial statements should be read in conjunction with the Company’s 2024 Annual Report on Form 10-K as filed with the SEC on March 31, 2025. The accompanying condensed balance sheet as of December 31, 2024 has been derived from the audited balance sheet included in the Form 10-K.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2025 and December 31, 2024, the Company had $638,311 and $0 in cash, respectively, and none in cash equivalents for both periods.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times in the future, may exceed the Federal Depository Insurance Coverage of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. As of September 30, 2025 and December 31, 2024, the Company has not experienced losses on these accounts.

Demand Deposit in Trust Account

Upon closing of the IPO, the Company invested the proceeds into an interest-bearing demand deposit account, which comprised the entire balance of the Trust Account as of September 30, 2025 and earned $629,947 and $1,648,194 of interest income during the three and nine months ended September 30, 2025, respectively.

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

Net income (loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The Company has two outstanding classes of shares, which are referred to as redeemable ordinary shares and non-redeemable ordinary shares. Net income (loss) is shared pro rata between the two classes of ordinary shares. Net (loss) income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. The remeasurement adjustment associated with the redeemable ordinary shares is excluded from earnings (loss) per share as the redemption value approximates fair value.

The calculation of diluted income per ordinary share does not consider the effect of the rights issued in connection with the IPO and the Private Units since the exercise of the rights is contingent upon the occurrence of future events. As of September 30, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The net income (loss) per share presented in the unaudited condensed statements of operations is based on the following:

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$375,992	$121,840	$—	$(12,364)

Denominator:
Basic and diluted weighted average shares outstanding	6,000,000	1,944,290	—	1,500,000 (1)
Basic and diluted net income (loss) per ordinary share	$0.06	$0.06	$—	$(0.01)

	Nine Months Ended September 30, 2025		For the Period from January 18, 2024 (Inception) Through September 30, 2024
	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$823,536	$286,710	$—	$(60,403)

Denominator:
Basic and diluted weighted average shares outstanding	5,472,527	1,905,232	—	1,500,000 (1)
Basic and diluted net income (loss) per ordinary share	$0.15	$0.15	$—	$(0.04)

(1)	Ordinary shares have been retroactively restated to reflect the Sponsor’s forfeiture of 225,000 Founder Shares on March 10, 2025 for no consideration as the underwriters of the IPO did not exercise the over-allotment option.

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

Accordingly, as of September 30, 2025, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ equity on the Company’s balance sheet in the following table:

	Shares	Amount
Gross proceeds from IPO	6,000,000	$60,000,000
Less:
Proceeds allocated to Public Rights	—	(1,320,000)
Allocation of offering costs related to redeemable shares	—	(1,538,521)
Plus:
Accretion of carrying value to redemption value	—	4,506,715
Ordinary shares subject to possible redemption – September 30, 2025	6,000,000	$61,648,194

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Note 5 — Related Party Transactions

Founder Shares

On March 21, 2024, the Sponsor acquired 1,437,500 ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.0174 per share. On July 25, 2024 and December 20, 2024, the Company amended the Securities Purchase Agreement which allowed the Sponsor to increase the purchase of Founder Shares from 1,437,500 to 1,725,000 shares for $25,000, or $0.0145 per share; including an aggregate of up to 225,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.  On March 10, 2025, the Sponsor forfeited 225,000 Founder Shares for no consideration as the underwriters of the IPO did not exercise the over-allotment option, with such forfeiture being reflected retroactively in the accompanying financial statements. As of September 30, 2025, the Sponsor holds 1,698,290 Ordinary Shares in total, including 1,464,000 Founder Shares and 234,290 Ordinary Shares included in the Private Units.

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

The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) nine months after the completion of the initial Business Combination or (B) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after the initial Business Combination that results in all of the Company’s public shareholders having the right to exchange their ordinary shares for cash, securities or other property (the “Lock-up”). Notwithstanding the foregoing, if the last sale price of the Company’s ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day after the initial Business Combination, the Founder Shares will be released from the Lock-up.

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

As of September 30, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans or the extension convertible notes.

Administrative Support Services

Commencing on the effective date of the registration statement of the IPO (January 22, 2025), the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of its initial Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 and $80,000 for the three and nine months ended September 30, 2025, respectively, of which $50,000 were included in the accounts payable and accrued expenses as of September 30, 2025. The Company did not incur any administrative fees during fiscal year 2024.

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

Note 7 — Shareholders’ Equity

Preferred Shares — The Company is authorized to issue 10,000,000 shares of preferred share, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025 and December 31, 2024, there were no preferred shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 500,000,000 ordinary shares with $0.0001 par value. On March 21, 2024, the Company issued 1,437,500 Founder Shares to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.0174 per share. On July 25, 2024 and December 20, 2024, the Company amended the Securities Purchase Agreement which allowed the Sponsor to increase the purchase of ordinary shares from 1,437,500 to 1,725,000 shares for $25,000, or $0.0145 per share; including an aggregate of up to 225,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. As of September 30, 2025 and December 31, 2024, there were 1,944,290 and 1,500,000 ordinary shares issued and outstanding, respectively, which retroactively reflects the forfeiture of 225,000 ordinary shares because the over-allotment option was not exercised in full or in part by the underwriters.

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

Rights

Each holder of a right will receive one-seventh (1/7) of one ordinary share upon consummation of its initial Business Combination, even if the holder of such right redeemed all ordinary shares held by it in connection with the initial Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of an initial Business Combination, as the consideration related thereto has been included in the unit purchase price paid for by investors in the IPO and the Private Placement. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary share basis, and each holder of a right will be required to affirmatively convert its rights in order to receive one-seventh (1/7) of one share underlying each right (without paying any additional consideration) upon consummation of the Business Combination. As of September 30, 2025, there were 6,000,000 Public Rights and 234,290 Private Rights outstanding, which can be converted into a total of 890,612 ordinary shares.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews key metrics, which include the following:

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Period from January 18, 2024 (Inception) Through September 30, 2024
General and administrative expenses	$132,115	$12,364	$537,948	$60,403
Interest earned on demand deposit Trust Account	$629,947	$-	$1,648,194	$-

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

For the three months ended September 30, 2025, we had a net income of $497,832, which consisted of interest income from the trust account (the “Trust Account”) of $629,947, partially offset by general and administrative expenses of $132,115. For the three months ended September 30, 2024, we had a net loss of $12,364, all of which consisted of general and administrative expenses.

For the nine months ended September 30, 2025, we had a net income of $1,110,246, which consisted of interest income from the Trust Account of $1,648,194, partially offset by general and administrative expenses of $537,948. For the period from January 18, 2024 to September 30, 2024, we had a net loss of $60,403, all of which consisted of general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2025, we had cash of $638,311 and a working capital of $587,802. The cash balance was increased by $638,311 for the nine months ended September 30, 2025, which consisted of cash provided by financing activities of $61,066,688, partially offset by cash used in investing activities of $60,000,000 and operating activities of $428,377. Changes in operating assets and liabilities provided $48,093 of cash for operating activities.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2025.  We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2025, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

COLUMBUS ACQUISITION CORP

Date: November 6, 2025	By:	/s/ Fen “Eric” Zhang
Fen “Eric” Zhang
Chief Executive Officer

Date: November 6, 2025	By:	/s/ Jie “Janet” Hu
Jie “Janet” Hu
Chief Financial Officer