Form 10-K
period 2025-12-31
Columbus Acquisition Corp/Cayman Islands
filed 2026-03-19
CIK 2028201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

At June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $62.95 million, based on $10.1362 per share, the price at which the ordinary shares were last sold.

As of the date hereof, there were 4,494,439 ordinary shares issued and outstanding.

COLUMBUS ACQUISITION CORP

i

CERTAIN TERMS

References to the “Company,” “our Company,” “CAC,” “our,” “us” or “we” refer to Columbus Acquisition Corp, a blank check company incorporated on January 18, 2024 as a Cayman Islands exempted corporation and formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Annual Report on Form 10-K as our “initial business combination.” References to the “Sponsor” refer to Hercules Capital Management VII Corp. References to “equity-linked securities” are to any securities of the Company which are convertible into, or exchangeable or exercisable for, equity securities of the Company, including any securities issued by the Company which are pledged to secure any obligation of any holder to purchase equity securities of the Company. References to the “SEC” are to the U.S. Securities and Exchange Commission. References to our “initial public offering” refer to our initial public offering, which closed on January 24, 2025. References to “public shares” are to shares of our ordinary shares sold as part of the units in our initial public offering. References to “public shareholders” are to the holders of our public shares. Reference to “public rights” are to rights sold as part of the units in our initial public offering.

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

ii

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

iii

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

Initial Public Offering and Private Placement

On January 24, 2025, we consummated our IPO of 6,000,000 units (“Units”). Each Unit consists of one ordinary share, $0.0001 par value per share (the “Ordinary Share”), and one right (the “Rights”) to receive one-seventh of one ordinary Share upon the completion of the initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $60,000,000. On January 24, 2025, substantially concurrently with the closing of the IPO, we completed the private sale (the “Private Placement”) of 234,290 units (the “Private Units”) to our sponsor, Hercules Capital Management VII Corp (the “Sponsor”), at a purchase price of $10.00 per Private Unit, generating gross proceeds to us of $2,342,900. In connection with the offering of the Units and the sale of Private Units, the proceeds of $60,000,000 from the offering of the Units and the sale of Private Units were placed in the Trust Account (as defined below).

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

The proceeds of $60,000,000 from the IPO and the sales of Private Units, were placed in a trust account (the “Trust Account”) established for the benefit of our public shareholders and the underwriters of the IPO with Continental Stock Transfer & Trust Company acting as trustee (the “Trustee”).

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

Proposed Transactions

On November 9, 2025, the Company entered into a business combination agreement (as it may be amended, supplemented, or otherwise modified from time to time, the “BCA”) with WISeSat.Space Holdings Corp., a British Virgin Islands business company (“Pubco”), WISeSat Merger Sub Corp., a Cayman Islands exempted company and a wholly owned subsidiary of Pubco (“Merger Sub”), WISeSat.Space Corp., a British Virgin Islands business company (the “Target”), and WISeKey International Holding Ltd., a Swiss company (together with its successors, including after its anticipated domestication to the British Virgin Islands prior to the Closing, the “Seller”). Pursuant to the BCA, subject to the terms and conditions set forth therein, upon the closing of the transactions contemplated by the BCA (the “Closing”), CAC will become a wholly owned subsidiary of Pubco; and each issued and outstanding CAC Security (as defined in the BCA) immediately prior to the effective time of the Merger (as defined in the BCA) shall no longer be outstanding and shall automatically be cancelled, in exchange for the right of the holder thereof to receive Pubco Ordinary Shares. Following the Merger, the Seller may distribute up to 10% of its Pubco shares to its own shareholders at its discretion. The transactions contemplated by the BCA and the Ancillary Documents are referred to herein as the “Transactions.”

The Transactions will be submitted to shareholders of the Company for approval at an extraordinary general meeting. Pubco, together with the Company, will file with the Securities and Exchange Commission (the “SEC”) a proxy statement/prospectus on Form F-4 (the “Business Combination Proxy Statement”) in connection with the proposed Transactions. On December 29, 2025, CAC and WISeKey International Holding AG jointly announced the confidential submission of a draft of the Business Combination Proxy Statement by Pubco with the SEC on December 23, 2025. Pursuant to the Company’s Charter, the Company currently has until January 22, 2027 to complete the Transactions, if fully extended.

Share Exchange Consideration

Immediately prior to the Effective Time, in full payment for the Company Shares, Pubco shall issue and deliver to the Seller the Exchange Shares with an aggregate value (the “Exchange Consideration”) equal to the sum of (i) Two Hundred Fifty Million U.S. Dollars ($250,000,000), plus (ii) the amount of any Transaction Financing (as defined in the BCA) that is made into the Company or its Subsidiaries prior to the Closing, with each Pubco Ordinary Share valued at Ten U.S. Dollars ($10.00). The Exchange Shares will be allocated between Pubco Ordinary Shares and Pubco Class F Shares in proportion to the number of Company Ordinary Shares and Company Class F Shares owned by Seller at the time of the Share Exchange.

The Pubco Class F Shares shall, in the aggregate, be entitled to 49.9% of the total vote on any matter voted on by the holders of Pubco Shares, and the Pubco Class F Shares will automatically convert into Pubco Ordinary Shares upon certain transfers in accordance with the Company Organizational Documents.

Treatment of CAC Securities; Merger Consideration

Pursuant to the BCA, (a) immediately prior to the Effective Time, every issued and outstanding CAC Unit shall be automatically detached, and the holder thereof shall be deemed to hold one CAC Ordinary Share and one CAC Right in accordance with the terms of the applicable CAC Unit (the “Unit Separation”); (b) immediately prior to the Effective Time and immediately following the Unit Separation, each issued and outstanding CAC Right (including the CAC Rights held as a result of the Unit Separation) shall be automatically converted into one-seventh of one CAC Ordinary Share; (c) at the Effective Time, every issued and outstanding CAC Ordinary Share (including each CAC Ordinary Share converted from CAC Rights pursuant to (b) above and each CAC Ordinary Share held as a result of the Unit Separation, other than the Excluded Shares, the Dissenting Shares and the Redeemed Shares (each as defined in the BCA)) shall become and be converted automatically into the right to receive one Pubco Ordinary Share, following which, all CAC Ordinary Shares shall cease to be outstanding and shall automatically be canceled and shall cease to exist.

At the Effective Time, by virtue of the Merger, all Merger Sub Ordinary Shares issued and outstanding immediately prior to the Effective Time shall be converted into an equal number ordinary shares of the Surviving Company, with the same rights, powers and privileges as the shares so converted and shall constitute the only outstanding issued shares of the Surviving Company.

Sponsor Agreement

Simultaneously with the execution and delivery of the BCA, CAC, the Target, Pubco and the Sponsor entered into a sponsor agreement (the “Sponsor Agreement”). Pursuant to the Sponsor Agreement, on the terms and subject to the conditions set forth therein, the Sponsor agreed, among other things, (a) to vote in favor of the BCA and the Transactions and against any alternative transaction; (b) during the term of the Sponsor Agreement, not to transfer and to cause its affiliates not to transfer any of the Sponsor Shares (as defined therein) except as permitted thereby; (c) during the term of the Sponsor Agreement, not to redeem any Sponsor Shares (as defined therein) and convert all CAC rights held by it into the underlying CAC Ordinary Shares; (d) to pay for CAC Expenses (as defined in the BCA) in excess of the CAC Expense Cap (as defined in the BCA); (e) to take timely actions to extend CAC’s deadline to complete the Business Combination as necessary to consummate the Closing; and (f) that any working capital loans made to CAC (including for any Extension Payments) will at the Closing be either, as requested by the Target, repaid in cash or converted into CAC Working Capital Units in accordance with the IPO Prospectus (excluding after CAC has fully utilized its existing working capital as of the Signing Date, up to $400,000 in working capital loans made prior to the Closing to CAC by third parties (excluding the Target) or members of the Sponsor, in either case, that are not affiliates of CAC, the Sponsor or CAC’s management or directors, even if such loans are indirectly made through the Sponsor, as to which the repayment terms will be as provided as disclosed in the IPO Prospectus). The Sponsor Agreement will terminate on the earliest of (i) the mutual written consent of CAC, the Target and Sponsor, (ii) the Closing of the Transactions, or (iii) the termination of the BCA in accordance with its terms.

Insider Letter Amendment

Simultaneously with the execution and delivery of the BCA, CAC, Pubco, the Sponsor, the Target and CAC’s directors and officers entered into an amendment (the “Insider Letter Amendment”) to the letter agreement that was entered into by and among CAC, the Sponsor and certain other member of CAC’s board of directors and/or management team on January 22, 2025 (the “Insider Letter”). Pursuant to the Insider Letter Amendment, the parties amended the letter agreement to (a) give the Target and Pubco rights to enforce the terms of the Insider Letter; (b) effective as of the Closing, assign the rights and obligations of CAC under the Insider Letter to Pubco; and (c) provide that the lock-up period applicable to the Pubco Ordinary Shares issued in exchange for the Founder Shares (as defined in the BCA) pursuant to the BCA will be identical to the lock-up period set forth in the Lock-Up Agreement (as defined below).

Lock-up Agreement

Simultaneously with the execution and delivery of the BCA, CAC, Pubco and the Seller entered into a lock-up agreement (the “Lock-up Agreement”), which, among other things, provides for certain restrictions on the transfer of certain Pubco Ordinary Shares by the Seller and other holders who become Pubco’s shareholders as a result of the Seller Distribution following the Closing, as further described below and subject to the terms and conditions set forth in the Lock-up Agreement.

Pursuant to the Lock-up Agreement, from and after the Closing, the Seller and other holders who become Pubco shareholders as a result of the Seller Distribution shall not Transfer (as defined in the Lock-up Agreement) any of the Restricted Securities (as defined in the Lock-up Agreement) until the earlier of: (a) the six month anniversary of the date of the Closing; (b) the date (but not less than 60 days after the Closing) on which the closing price of the Pubco Ordinary Shares exceeds $12.50 for any 20 trading days within a 30-day trading period following the Closing; and (c) the date after the Closing on which Pubco consummates a liquidation, merger, share exchange, reorganization or other similar transaction with an unaffiliated third party that results in all of Pubco’s shareholders having the right to exchange their equity holdings in Pubco for cash, securities or other property.

January 2026 Extension Meeting

On January 16, 2026, the Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”), where the shareholders of the Company approved the proposal (the “Charter Amendment Proposal”) that the Company’s Amended and Restated Memorandum and Articles of Association, which provided that the Company has until January 22, 2026 to complete a business combination, be deleted in their entirety and the substitution in their place of the Second Amended and Restated Memorandum and Articles of Association (the “Amended Charter”) to provide that the Company has until January 22, 2026 to complete a business combination, and may elect to extend the period to consummate a business combination up to twelve times, each by an additional one-month extension (the “Monthly Extension”), for a total of up to twelve months to January 22, 2027. In order to effectuate each Monthly Extensions, $50,000 needs to be deposited into the Trust Account of the Company (the “Monthly Extension Fee”).

On January 16, 2026, the Company and the Trustee entered into the amendment to the Investment Management Trust Agreement dated January 22, 2025 ( as amended, the “Trust Agreement”) upon the shareholders’ approval at the Extraordinary General Meeting, which provides that that the Trustee must commence liquidation of the Trust Account by the prescribed timeline as provided in the Company’s Amended Charter.

In connection with the votes to approve the Charter Amendment Proposal, 3,449,851 Ordinary Shares of the Company were rendered for redemption, and approximately $35.82 million was released from the Trust Account to pay such redeeming shareholders.

Extensions

As of the date of this Annual Report, the Company has until March 22, 2026 to complete its initial business combination (or up to January 22, 2027 if fully extended). A total of $100,000 Monthly Extension Fee were deposited into the Trust Account of the Company, among which $50,000 were paid by the Company from its working capital and $50,000 were paid by the Target pursuant to the BCA.

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

We have until January 22, 2027 to consummate an initial business combination (the “Combination Period”) (if fully extended). However, if we anticipate that we may not be able to consummate our initial business combination by January 22, 2027 (if fully extended), we may seek an amendment to our amended and restated memorandum and articles of association to extend the period of time we have to complete an initial business combination beyond January 22, 2027 (if fully extended) and if we do so, we will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account. and not previously released to us or necessary to pay our taxes (less up to $100,000 of interest to pay dissolution expenses). If we do not complete our initial business combination by January 22, 2027 (if fully extended), we may elect to do so in the future and there is no limit on the number of extensions that we may seek. If we are unable to consummate our initial business combination within the Combination Period and decide not to seek any extension, we will, as promptly as possible but not more than ten (10) business days thereafter, redeem 100% of our issued and outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not previously released to us or necessary to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), and then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our liquidation and subsequent dissolution and the public rights will expire and will be worthless.

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

As of December 31, 2025 and through the date of filing of this Annual Report on Form 10-K, the Company had no borrowings under these loans.

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

U.S. Foreign Investment Regulations

Dr. Fen “Eric” Zhang, our Chief Executive Officer and Chairman, is the sole director of the Sponsor and as such is deemed to have sole voting and investment discretion with respect to our shares held by the Sponsor. There are two types of securities of the Sponsor issued and outstanding, ordinary shares and Series A preferred shares. Dr. Fen “Eric” Zhang holds all the issued and outstanding ordinary shares and, eight holders, including Dr. Zhang, hold all the issued and outstanding Series A preferred shares. The holders of Series A preferred shares have no voting rights with respect to any matters of the Sponsor subject to certain exception. In the event of dissolution of our Sponsor after the closing of the IPO, the holders of Sponsor’s ordinary shares and Series A preferred shares are entitled to distribution of assets and funds of the Sponsor legally available for distribution, pro rata, including, the Company’s Founder Shares and Private Units held by the Sponsor if those securities have not been disposed by the Sponsor and are legally available for distribution during the dissolution. Dr. Zhang and one holder of the Sponsor’s Series A preferred shares are Canadian citizens and the other six holders are Chinese citizens. As of the date of this Annual Report, the Sponsor owns approximately 37.8% of our issued and outstanding shares.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “CAC,” “us,” “our,” or “we” refer to Columbus Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes herein.

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

Proposed Transactions

On November 9, 2025, the Company entered into a business combination agreement (as it may be amended, supplemented, or otherwise modified from time to time, the “BCA”) with WISeSat.Space Holdings Corp., a British Virgin Islands business company (“Pubco”), WISeSat Merger Sub Corp., a Cayman Islands exempted company and a wholly owned subsidiary of Pubco (“Merger Sub”), WISeSat.Space Corp., a British Virgin Islands business company (the “Target”), and WISeKey International Holding Ltd., a Swiss company (together with its successors, including after its anticipated domestication to the British Virgin Islands prior to the Closing, the “Seller”). Pursuant to the BCA, subject to the terms and conditions set forth therein, upon the closing of the transactions contemplated by the BCA (the “Closing”), CAC will become a wholly owned subsidiary of Pubco; and each issued and outstanding CAC Security (as defined in the BCA) immediately prior to the effective time of the Merger (as defined in the BCA) shall no longer be outstanding and shall automatically be cancelled, in exchange for the right of the holder thereof to receive Pubco Ordinary Shares. Following the Merger, the Seller may distribute up to 10% of its Pubco shares to its own shareholders at its discretion. The transactions contemplated by the BCA and the Ancillary Documents are referred to herein as the “Transactions.”

The Transactions will be submitted to shareholders of the Company for approval at an extraordinary general meeting. Pubco, together with the Company, will file with the Securities and Exchange Commission (the “SEC”) a proxy statement/prospectus on Form F-4 (the “Business Combination Proxy Statement”) in connection with the proposed Transactions. On December 29, 2025, CAC and WISeKey International Holding AG jointly announced the confidential submission of a draft of the Business Combination Proxy Statement by Pubco with the SEC on December 23, 2025. Pursuant to the Company’s Charter, the Company currently has until January 22, 2027 to complete the Transactions, if fully extended.

Share Exchange Consideration

Immediately prior to the Effective Time, in full payment for the Company Shares, Pubco shall issue and deliver to the Seller the Exchange Shares with an aggregate value (the “Exchange Consideration”) equal to the sum of (i) Two Hundred Fifty Million U.S. Dollars ($250,000,000), plus (ii) the amount of any Transaction Financing (as defined in the BCA) that is made into the Company or its Subsidiaries prior to the Closing, with each Pubco Ordinary Share valued at Ten U.S. Dollars ($10.00). The Exchange Shares will be allocated between Pubco Ordinary Shares and Pubco Class F Shares in proportion to the number of Company Ordinary Shares and Company Class F Shares owned by Seller at the time of the Share Exchange.

The Pubco Class F Shares shall, in the aggregate, be entitled to 49.9% of the total vote on any matter voted on by the holders of Pubco Shares, and the Pubco Class F Shares will automatically convert into Pubco Ordinary Shares upon certain transfers in accordance with the Company Organizational Documents.

Treatment of CAC Securities; Merger Consideration

Pursuant to the BCA, (a) immediately prior to the Effective Time, every issued and outstanding CAC Unit shall be automatically detached, and the holder thereof shall be deemed to hold one CAC Ordinary Share and one CAC Right in accordance with the terms of the applicable CAC Unit (the “Unit Separation”); (b) immediately prior to the Effective Time and immediately following the Unit Separation, each issued and outstanding CAC Right (including the CAC Rights held as a result of the Unit Separation) shall be automatically converted into one-seventh of one CAC Ordinary Share; (c) at the Effective Time, every issued and outstanding CAC Ordinary Share (including each CAC Ordinary Share converted from CAC Rights pursuant to (b) above and each CAC Ordinary Share held as a result of the Unit Separation, other than the Excluded Shares, the Dissenting Shares and the Redeemed Shares (each as defined in the BCA)) shall become and be converted automatically into the right to receive one Pubco Ordinary Share, following which, all CAC Ordinary Shares shall cease to be outstanding and shall automatically be canceled and shall cease to exist.

At the Effective Time, by virtue of the Merger, all Merger Sub Ordinary Shares issued and outstanding immediately prior to the Effective Time shall be converted into an equal number ordinary shares of the Surviving Company, with the same rights, powers and privileges as the shares so converted and shall constitute the only outstanding issued shares of the Surviving Company.

In connection with the execution of the BCA, the relevant parties entered into the Sponsor Agreement the Insider Letter Amendment and Lock-up Agreement accordingly.

January 2026 Extension Meeting

On January 16, 2026, the Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”), where the shareholders of the Company approved the proposal (the “Charter Amendment Proposal”) that the Company’s Amended and Restated Memorandum and Articles of Association, which provided that the Company has until January 22, 2026 to complete a business combination, be deleted in their entirety and the substitution in their place of the Second Amended and Restated Memorandum and Articles of Association (the “Amended Charter”) to provide that the Company has until January 22, 2026 to complete a business combination, and may elect to extend the period to consummate a business combination up to twelve times, each by an additional one-month extension (the “Monthly Extension”), for a total of up to twelve months to January 22, 2027. In order to effectuate each Monthly Extensions, $50,000 needs to be deposited into the Trust Account of the Company (the “Monthly Extension Fee”).

On January 16, 2026, the Company and the Trustee entered into the amendment to the Investment Management Trust Agreement dated January 22, 2025 ( as amended, the “Trust Agreement”) upon the shareholders’ approval at the Extraordinary General Meeting, which provides that that the Trustee must commence liquidation of the Trust Account by the prescribed timeline as provided in the Company’s Amended Charter.

In connection with the votes to approve the Charter Amendment Proposal, 3,449,851 Ordinary Shares of the Company were rendered for redemption, and approximately $35.82 million was released from the Trust Account to pay such redeeming shareholders.

Extensions

As of the date of this Annual Report, the Company has until March 22, 2026 to complete its initial business combination (or up to January 22, 2027 if fully extended). A total of $100,000 Monthly Extension Fees were deposited into the Trust Account of the Company, among which $50,000 were paid by the Company from its working capital and $50,000 were paid by the Target pursuant to the BCA.

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

For the year ended December 31, 2025, we had a net income of $1,285,090, which consisted of interest income from the Trust Account of $2,231,602 offset by general and administrative expenses of $946,512. Changes in operating assets and liabilities provided $302,102 of cash for operating activities.

For the period from January 18, 2024 (inception) through December 31, 2024, we had a net loss of $77,094, all of which consisted of formation and operating costs.

Liquidity and Capital Resources

As of December 31, 2025, we had $483,756 in cash and a working capital of $179,238.We intend to use substantially all of the net proceeds of the IPO, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our share capital is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

We have incurred and expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of its financing and acquisition plans. The Company currently has no commitments to receive such financing and there is no assurance that the Company’s plans to raise capital will be successful. In addition, the Company has until March 22, 2026 to complete its initial business combination (or up to January 22, 2027 if fully extended) to consummate the initial Business Combination. If the Company does not complete a Business Combination within the Combination Period, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards “Codification Subtopic 205-40, Presentation of Financial Statements - Going Concern”, management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, along with the need to receive additional financing, raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The audited consolidated financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2025, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2025, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been deposited in the interest-bearing bank account. Due to the short-term nature of these investments, we believe there will be no associated material exposure to market or interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

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

Management’s Annual Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at June 30, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2025.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Officers and Directors

Our officers and directors are as follows:

Name	Age	Title
Fen “Eric” Zhang	61	Chief Executive Officer and Chairman of the Board of Directors
Jie “Janet” Hu	32	Chief Financial Officer
Cameron R. Johnson	46	Independent Director
Kevin McKenzie	52	Independent Director
Qian “Hebe” Xu	44	Independent Director

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

Since June 2023, Dr. Zhang has served as the Chief Executive Officer and Chairman of the Board of Directors of Eureka Acquisition Corp (Nasdaq: EURK) (“Eureka Acquisition”), a special purpose acquisition company listing on Nasdaq, which is currently in search of a target for its initial business combination. Dr. Zhang has been working at Hercules Capital Group as a founding partner since August 2021, being in charge of the large scale alternative financing solutions for major commercial endeavors. From March 2022 to February 2023, Dr. Zhang served as the Chief Executive Officer of Oak Woods Acquisition Corporation, a special purpose acquisition corporation listing on Nasdaq (Nasdaq: OAKU). He served at UBS from July 2019 to August 2021 as the managing director at UBS AG Hong Kong and then transferred to UBS Securities Shanghai office to lead the IBD business. He was in charge of the Semiconductor Manufacturing International Corporation, or SMIC (0981.HK)’s US$230,000,000 convertible bonds project and US$500,000,000 investment grade debt issuance project, and has won mandates from Tuhu-a global car aftermarket leader backed by Tencent, Dragonfly FM-the top 2 audio app in China, and Keming Noodle (002661.SZ)-one of the largest noodle brands in China, etc. He has served as the executive director of Shanghai Lianjie Enterprise Management Consulting Co., Ltd. since September 2018. From March 2018 to March 2019, Dr. Zhang was the managing director at the investment banking department of China Merchants Bank International, or CMBI, and, from July 2017 to January 2018, the general manager at SinoPharm-CICC Fund, where he successfully closed the fund project with a size of RMB500 million for China Reform Holdings Corporation Ltd, or the CRHC, one of the largest FOF in China, and a RMB10 billion sized joint fund project between CMBI and Shenzhen municipal government. Under his management, the bank achieved three (3) times ROI on the investment of RMB900 million into Yunda Express (002120.SZ), one of the top express parcel delivers in China. From July 2015 to May 2017, Dr. Zhang served at Oriental Fortune Capital, or OFC, as a partner and vice general manager, where he established OFC’s first US$50,000,000 fund and a joint fund between OFC and Chang Hong Group (600839.SS), a top leading manufacturer of television and other household electronics in China. From March 2012 to July 2015, Dr. Zhang served as a global partner at Capital International Private Equity Fund of the Capital Group, or CIPEF, one of the top long term investors in the world and the largest investor in emerging markets in Hong Kong office. During his work at CIPEF, he achieved a high hit rate on deal closings and initialed and carried out various domestic and cross-border large-sized projects. From July 2010 to March 2012, he served at Credit Suisse as a managing director in IBD China team, where as a sector leader, he led the team on several elephant deals such as China Minmetals Resources (1208.HK), China Railway Logistics, Shandong Iron and Steel Group (600022.SS), XGMG, PICC Property and Casualty Company (2328.HK), etc., as well as other projects in large-to-mid-cap IPOs and structured lending and bond issuances. From July 2007 to July 2008, Dr. Zhang served at China International Capital Corporation, or CICC as an executive director, and then at UBS from July 2008 to July 2010 as an executive director in its IBD business sector, where he was responsible for several U.S. and Hong Kong IPO and bond issuance projects as well as reorganization and listing projects. His IPO clients included China Industries Securities (601377.SS), China Spring Airline (601021.SS), Shaangu Power (601369.SS), etc. He also established and developed UBS Shanghai from scratch into a rep office and then evolved into a China CSRC-certified branch. From July 2005 to July 2007, Dr. Zhang served at Deloitte Consulting as an equity partner. He established and managed the Deloitte S&O (strategy and operations consulting) business sector and developed the Deloitte China S&O sector into the first joint venture between Deloitte US and Deloitte China. From May 1995 to July 2005, he served at Bank of Montreal in Toronto of Canada as an analyst, as well as at China eLabs as a consultant and BearingPoint Management Consulting as a senior manager.

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

Ms. Qian “Hebe” Xu has served as one of our independent directors since January 2025. Ms. Xu has more than 10 years’ experience in the financial markets as an investment banker, specializing in US-China cross border transactions. Since November 2024, Ms. Xu has served as the independent director of Horizon Space Acquisition II Corp. (Nasdaq: HSPT), a blank check company listing on Nasdaq. Since October 2018, Ms. Xu has served as the founder of HB International Consulting LLC, a firm providing business consulting and financial advisory services. From March 2023 to July 2025, Ms. Xu served as the independent director of Hongli Group Inc. (Nasdaq: HLP), one of the leading cold roll formed steel profile manufacturers with operating subsidiaries in China. From November 2008 to October 2018, Ms. Xu worked at TriPoint Global Equities LLC (“TriPoint”), an investment banking firm, as an analyst (November 2008 to April 2013), the vice president of investment banking (from April 2013 to May 2017) and the senior vice president (from May 2017 to October 2018), leading effort of the US-China cross border investment, mergers & acquisitions, and initial public offerings. Ms. Xu received her Bachelor’s degree in Telecommunication Engineering from Sun Yat-Sen (Zhongshan) University in 2004 and a Master’s degree in Economics from New York University in 2009.

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

There may be actual or potential material conflicts of interest between the Sponsor, its affiliates or promoters on the one hand, and the investors in the IPO on the other hand. Potential investors should be aware of the following potential conflicts of interest:

Potential investors should be aware of the following potential conflicts of interest:

●	Our insiders directly or indirectly own 1,734,290 Founder Shares and, accordingly, may have conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	The $0.018 per share price that our insiders paid for the Founder Shares creates an incentive whereby the Sponsor and our directors and officers could potentially make a substantial profit even if the company selects an acquisition target that subsequently declines in value and is unprofitable for public investors.

●	In the event we do not consummate a business combination within the proscribed period, the Founder Shares, Private Units and their underlying securities will expire worthless, which could create an incentive our initial shareholders to complete any transaction, regardless of its ultimate value.

●	Each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	The Founder Shares owned by our insiders will be released from lock-up restrictions only if a business combination is successfully completed and subject to certain other limitations. Additionally, our insiders will not receive distributions from the Trust Account with respect to any of their Founder Shares if we do not complete a business combination. Furthermore, our insiders have agreed that the Private Units will not be sold or transferred by them until after we have completed our initial business combination. In addition, our insiders may loan funds to us from time to time and may be owed reimbursement for expenses incurred in connection with certain activities on our behalf which would only be repaid if we complete an initial business combination. For the foregoing reasons, the personal and financial interests of our directors and executive officers may influence their motivation in identifying and selecting a target business, completing a business combination in a timely manner and securing the release of their shares.

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

Based solely upon a review of such forms furnished to us during the most recent fiscal year, or written representations that no Forms 5 were required, we believe that that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed by the officers, directors, and security holders required to file the same during the fiscal year ended December 31, 2025.

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

The beneficial ownership of our Ordinary Shares is based on an aggregate of 4,494,439 Ordinary Shares issued and outstanding as of the date hereof (excluding the shares underlying the Rights).

Name and Address of Beneficial Owner(1)	Number of Ordinary Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Ordinary Shares
Fen “Eric” Zhang(2)	1,698,290	37.8%
Jie “Janet” Hu	—	—
Cameron R. Johnson	—	—
Kevin McKenzie	12,000	*
Qian “Hebe” Xu	12,000	*
All executive officers and directors as a group (5 individuals)	1,722,290	38.3%
5% Holders
Hercules Capital Management VII Corp (2)	1,698,290	37.8%

*	Less than one percent

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Columbus Acquisition Corp, 14 Prudential Tower, Singapore, 049712.

(2)	Dr. Fen “Eric” Zhang is the sole director of the Sponsor. The person having voting, dispositive or investment powers over the Sponsor is Dr. Fen “Eric” Zhang, thus Fen Zhang is deemed to have beneficial ownership of the shares held by the Sponsor.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On January 22, 2025, the effective date of the registration statement of the IPO, the Sponsor transferred an aggregate of 36,000 of its Founder Shares, or 12,000 each to its three independent directors for their board service, for nominal cash consideration, of $522.

As of December 31, 2025, there were 1,725,000Founder Shares issued and outstanding. The aggregate capital contribution was $25,000, or approximately $0.015 per share.

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

As of December 31, 2025, the Company had no borrowings under the Working Capital Loans.

Extension Fees

As of the date of this Annual Report, we have until March 22, 2026 to complete a business combination and may elect to extend the period to consummate a business combination up to January 22, 2027 by 10 times, each by an additional Monthly Extension by depositing $50,000 Monthly Extension Fee into the Trust Account of the Company for each Monthly Extension. However, if we anticipate that we may not be able to consummate our initial business combination by January 22, 2027 (if fully extended), we may seek an amendment to our amended and restated memorandum and articles of association to extend the period of time we have to complete an initial business combination beyond January 22, 2027 (if fully extended). If we do not complete our initial business combination by January 22, 2027 (if fully extended), while we do not currently intend to seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the amount of time we will have to consummate an initial business combination, we may elect to do so in the future. There is no limit on the number of extensions that we may seek. If we hold a shareholder meeting to seek shareholders’ approval for an amendment to the then existing memorandum and articles of association, as amended, to modify the amount of time or substance we have to consummate an initial business combination, our insiders, officers and directors or their affiliates or designees may loan us funds in support of our potential extension to allow additional time for us to complete an initial business combination which will be evidenced in extension convertible notes to be repaid in cash or $10.00 per unit, or the “extension units,”, at the lender’s discretion, at the closing of our initial business combination. If we do not complete a business combination, the loans would be repaid out of funds not held in the Trust Account, and only to the extent available. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the Combination Period. The extension units, if any, would be identical to the Private Units sold in the private placement. If we do not complete our initial business combination, the loans would be repaid out of funds not held in the Trust Account, and only to the extent available. The terms of such loans by our insiders, officers and directors or their affiliates, if any, have not been determined and no written agreements exist with respect to such loans

As of December 31, 2025, there were no extension fees.

As of the date of this Annual Report, $100,000 Monthly Extension Fees were deposited into the Trust Account, among which $50,000 were paid by the Sponsor from its working capital and $50,000 were paid by The Target.

Administrative Services Agreement

The Company is obligated, commencing from January 22, 2025 to pay the Sponsor, a monthly fee of $10,000 for office space, utilities and secretarial and administrative support pursuant to a certain administrative services agreement by and between the Company and the Sponsor dated January 22, 2025 (the “Administrative Services Agreement”). This Administrative Services Agreement will terminate upon completion of the Company’s business combination or the liquidation of the Trust Account to public shareholders. The Company incurred $110,000 for the year ended December 31, 2025, of which $80,000 was included in the accrued expenses.

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

Item 14. Principal Accountant Fees and Services.

During the period from January 18, 2024 (inception) through December 31, 2025, the firm of Marcum Asia CPAs LLP (“Marcum Asia”), has acted as our independent registered public accounting firm. The following is a summary of fees paid or to be paid to Marcum Asia for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum Asia in connection with regulatory filings. The aggregate fees billed by Marcum Asia for professional services rendered for the audit of our annual financial statements, review of the unaudited interim financial statements included in our other required filings with the SEC, and providing Consents in connection with our regulatory filings made for our IPO, for the year ended December 31, 2025 and for the period from January 18, 2024 (inception) through December 31, 2024 totaled $134,458 and $115,000, respectively.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” We did not pay Marcum Asia for professional services rendered for audit-related fees for the year ended December 31, 2025 and for the period from January 18, 2024 (inception) through December 31, 2024.

Tax Fees. We did not pay Marcum Asia for tax planning and tax advice for the year ended December 31, 2025 and for the period from January 18, 2024 (inception) through December 31, 2024.

All Other Fees. We did not pay Marcum Asia for other services for the year ended December 31, 2025 and for the period from January 18, 2024 (inception) through December 31, 2024.

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

2. Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Description
3.1	Second Amended and Restated Memorandum and Articles of Associate, dated January 16, 2026. (incorporated herein by reference to Exhibit 3.1 to Form 8-K as filed with the Securities and Exchange Commission on January 20, 2026)

2.1	Business Combination Agreement, dated as of November 9, 2025, by and among Columbus Acquisition Corp, WISeSat.Space Holdings Corp., WISeSat Merger Sub Corp., WISeSat.Space Corp., and WISeKey International Holding Ltd. (incorporated herein by reference to Exhibit 2.1 to Form 8-K as filed with the Securities and Exchange Commission on November 13, 2025)

4.1	Specimen Unit Certificate. (incorporated herein by reference to Exhibit 4.1 to Form S-1 as filed with the Securities and Exchange Commission on December 26, 2024)

4.2	Specimen Ordinary Share Certificate. (incorporated herein by reference to Exhibit 4.2 to Form S-1 as filed with the Securities and Exchange Commission on December 26, 2024)

4.3	Specimen Right Certificate (incorporated herein by reference to Exhibit 4.3 to Form S-1 as filed with the Securities and Exchange Commission on December 26, 2024)

4.4	Rights Agreement, dated January 22, 2025, between the Registrant and Continental Stock Transfer & Trust Company, as rights agent. (incorporated herein by reference to Exhibit 4.1 to Form 8-K as filed with the Securities and Exchange Commission on January 28, 2025)

4.5*	Description of Securities

10.1	Unit Subscription Agreement dated January 22, 2025, between the Company and the Sponsor. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on January 28, 2025)

10.2	Investment Management Trust Agreement, dated January 22, 2025, between the Company and Continental Stock Transfer & Trust Company, as trustee. (incorporated herein by reference to Exhibit 10.3 to Form 8-K as filed with the Securities and Exchange Commission on January 28, 2025)

10.3	Registration Rights Agreement, dated January 22, 2025, between the Company, the Sponsor, and officers and directors of the Company. (incorporated herein by reference to Exhibit 10.4 to Form 8-K as filed with the Securities and Exchange Commission on January 28, 2025)

10.4	Letter Agreement, dated January 22, 2025, among the Company, the Sponsor, and officers and directors of the Company. (incorporated herein by reference to Exhibit 10.5 to Form 8-K as filed with the Securities and Exchange Commission on January 28, 2025)

10.5	Indemnity Agreement, dated January 22, 2025, between the Company and the officers and directors of the Company. (incorporated herein by reference to Exhibit 10.6 to Form 8-K as filed with the Securities and Exchange Commission on January 28, 2025)

10.6	Administrative Service Agreement, dated January 22, 2025, between the Company and the Sponsor. (incorporated herein by reference to Exhibit 10.7 to Form 8-K as filed with the Securities and Exchange Commission on January 28, 2025)

10.7	Share Purchase Option dated March 20, 2025 issued by Hercules Capital Management VII Corp. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on March 24, 2025)

10.8	Indemnity Agreement dated March 20, 2025, by and between the Company and Cameron R. Johnson, as the director of the Company. (incorporated herein by reference to Exhibit 10.2 to Form 8-K as filed with the Securities and Exchange Commission on March 24, 2025)

10.9	Sponsor Agreement, dated as of November 9, 2025, by and among Hercules Capital Management VII Corp, WISeSat.Space Corp., WISeSat.Space Holdings Corp., and Columbus Acquisition Corp. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on November 13, 2025)

10.10	Insider Letter Amendment, dated as of November 9, 2025, by and among Columbus Acquisition Corp, WISeSat.Space Holdings Corp., Hercules Capital Management VII Corp, WISeSat.Space Corp., and the undersigned individuals therein. (incorporated herein by reference to Exhibit 10.2 to Form 8-K as filed with the Securities and Exchange Commission on November 13, 2025)

10.11	Lock-up Agreement, dated as of November 9, 2025, by and among WISeSat.Space Holdings Corp., Columbus Acquisition Corp, and the undersigned therein. (incorporated herein by reference to Exhibit 10.3 to Form 8-K as filed with the Securities and Exchange Commission on November 13, 2025)

10.12	Form of Amended and Restated Registration Rights Agreement. (incorporated herein by reference to Exhibit 10.4 to Form 8-K as filed with the Securities and Exchange Commission on November 13, 2025)

10.13	Amendment to the Investment Management Trust Agreement dated January 16, 2026, between the Company and Continental Stock Transfer & Trust Company. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on January 20, 2026)

19	Insider Trading Policy (incorporated herein by reference to Exhibit 19 to Form 10-K as filed with the Securities and Exchange Commission on March 31, 2025)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated herein by reference to Exhibit 97 to Form 10-K as filed with the Securities and Exchange Commission on March 31, 2025)

99.1	Audit Committee Charter. (incorporated herein by reference to Exhibit 99.1 to Form S-1 as filed with the Securities and Exchange Commission on December 26, 2024)

99.2	Compensation Committee Charter. (incorporated herein by reference to Exhibit 99.2 to Form S-1 as filed with the Securities and Exchange Commission on December 26, 2024)

101.INS	Inline XBRL Instance Document – the Inline XBRL Instance Document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Columbus Acquisition Corp
Date: March 19, 2026
	By:	/s/ Fen “Eric” Zhang
Fen “Eric” Zhang
Chief Executive Officer, Chairman and Secretary
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Fen “Eric” Zhang	Chief Executive Officer, Chairman and Director	March 19, 2026
Fen “Eric” Zhang	(Principle Executive Officer)

/s/ Jie “Janet” Hu	Chief Financial Officer	March 19, 2026
Jie “Janet” Hu	(Principal Accounting and Financial Officer)

/s/ Cameron R. Johnson	Director	March 19, 2026
Cameron R. Johnson

/s/ Kevin McKenzie	Director	March 19, 2026
Kevin McKenzie

/s/ Qian “Hebe” Xu	Director	March 19, 2026
Qian “Hebe” Xu

COLUMBUS ACQUISITION CORP

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID: 5395)	F-2
Balance Sheets as of December 31, 2025 and 2024	F-3
Statements of Operations for the Year Ended December 31, 2025 and for the Period from January 18, 2024 (Inception) Through December 31, 2024	F-4
Statements of Changes in Shareholders’ Equity (Deficit) Equity for the Year Ended December 31, 2025 and for the Period from January 18, 2024 (Inception) Through December 31, 2024	F-5
Statements of Cash Flows for the Year Ended December 31, 2025 and for the Period from January 18, 2024 (Inception) Through December 31, 2024	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Columbus Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Columbus Acquisition Corp (the “Company”) as of December 31, 2025 and 2024, the related statements of operations, change in shareholders’ equity(deficit) and cash flows for the year ended December 31, 2025 and for the period from January 18, 2024 (inception) through December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and for the period from January 18, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before March 22, 2026 or by making additional contributions to the trust to extend the business combination deadline by an additional 10 months through January 22, 2027. The Company entered into a business combination agreement with a business combination target on November 9, 2025; however, the completion of this transaction is subject to the approval of the Company’s stockholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to January 22, 2027, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after January 22, 2027, in the event that it is unable to complete a business combination by that date. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum Asia CPAs LLP

Marcum Asia CPAs LLP

We have served as the Company’s auditor since 2024.

New York, NY
March 19, 2026

COLUMBUS ACQUISITION CORP

BALANCE SHEETS

	As of December 31,
	2025	2024
Assets
Current Assets
Cash	$483,756	$—
Prepaid expenses	5,691	—
Total Current Assets	489,447	—

Deferred offering costs	—	200,034
Cash and marketable securities held in Trust Account	62,231,602	—
Total Assets	$62,721,049	$200,034

Liabilities, Shares Subject to Possible Redemption, and Shareholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$230,209	$2,416
Due to related party – administrative expenses	80,000	—
Promissory note – related party	—	249,712
Total Current Liabilities	310,209	252,128
Total Liabilities	310,209	252,128

Commitments and Contingencies (Note 6)

Ordinary shares subject to possible redemption, $0.0001 par value, 490,000,000 shares authorized, 6,000,000 and 0 shares issued and outstanding, respectively	62,231,602	—

Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.0001 par value, 490,000,000 shares authorized, 1,944,290 shares and 1,500,000 issued and outstanding(1), respectively (excluding 6,000,000 shares and 0 shares subject to possible redemption)	194	150
Additional paid-in capital	—	24,850
Retained earnings (Accumulated deficit)	179,044	(77,094)
Total Shareholders’ Equity (Deficit)	179,238	(52,094)
Total Liabilities, Shares Subject to Possible Redemption, and Shareholders’ Equity (Deficit)	$62,721,049	$200,034

(1)	Ordinary shares have been retroactively restated to reflect the Sponsor’s forfeiture of 225,000 Founder Shares on March 10, 2025 for no consideration as the underwriters of the IPO did not exercise the over-allotment option.

The accompanying notes are an integral part of these financial statements.

COLUMBUS ACQUISITION CORP

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Period from January 18, 2024 (Inception) Through December 31,
	2025	2024
General and administrative expenses	$946,512	$77,094
Loss from operations	(946,512)	(77,094)
Other income:
Interest earned on demand deposit in Trust Account	2,231,602	-
Income (loss) before income taxes	1,285,090	(77,094)
Income taxes provision	-
Net income (loss)	$1,285,090	$(77,094)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	5,605,479	-
Basic and diluted net income per share, ordinary shares subject to possible redemption	0.17	-
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	1,915,076	1,500,000 (1)
Basic and diluted net income (loss) per share, non-redeemable ordinary shares	$0.17	$(0.05)

(1)	Ordinary shares have been retroactively restated to reflect the Sponsor’s forfeiture of 225,000 Founder Shares on March 10, 2025 for no consideration as the underwriters of the IPO did not exercise the over-allotment option.

The accompanying notes are an integral part of these financial statements.

COLUMBUS ACQUITION CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR YEAR ENDED DECEMBER 31, 2025

	Ordinary Shares		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit)	(Deficit)
Balance – December 31, 2024	1,500,000	$150	$24,850	$(77,094)	$(52,094)
Issuance of Private Placement Units net of issuance cost of $9,453	234,290	23	2,333,424	—	2,333,447
Issuance of Public Rights net of issuance costs of $39,560	—	—	1,280,440	—	1,280,440
Issuance of Representative Shares	210,000	21	360,979	—	361,000
Issuance of independent director shares	—	—	61,478	—	61,478
Accretion of carrying value to redemption value	—	—	(4,061,171)	(1,028,952)	(5,090,123)
Net income	—	—	—	1,285,090	1,285,090
Balance – December 31, 2025	1,944,290	$194	$—	$179,044	$179,238

FOR THE PERIOD FROM JANUARY 18, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 18, 2024 (Inception)	—	$—	$—	$—	$—
Founder Shares issued to Initial Shareholder(1)	1,500,000	150	24,850	—	25,000
Net loss	—	—	—	(77,094)	(77,094)
Balance – December 31, 2024	1,500,000	$150	$24,850	$(77,094)	$(52,094)

(1)	Ordinary shares have been retroactively restated to reflect the Sponsor’s forfeiture of 225,000 Founder Shares on March 10, 2025 for no consideration as the underwriters of the IPO did not exercise the over-allotment option.

The accompanying notes are an integral part of these financial statements.

COLUMBUS ACQUITION CORP

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2025	For the Period from January 18, 2024 (Inception) Through December 31, 2024
Cash Flows from Operating Activities:
Net income (loss)	$1,285,090	$(77,094)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	61,478	—
Interest earned on demand deposit in Trust Account	(2,231,602)	—
Changes in operating assets and liabilities:
Prepaid expenses	(5,691)	—
Due to related party – administrative expenses	80,000	—
Accounts payable and accrued expenses	227,793	2,416
Net Cash Used in Operating Activities	(582,932)	(74,678)

Cash Flows from Investing Activities:
Purchase of investment held in trust account	(60,000,000)	—
Net Cash Used in Investing Activities	(60,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of public units	60,000,000	—
Proceeds from sale of private placement units	2,342,900	—
Payment of underwriter commissions	(900,000)	—
Repayment of promissory note - related party	(249,712)	—
Payment of operating expenses via promissory note – related party	—	74,678
Payment of offering costs	(126,500)	—
Net Cash Provided by Financing Activities	61,066,688	74,678

Net Change in Cash	483,756	—

Cash, Beginning of Year	—	—
Cash, End of Year	$483,756	$—

Supplemental Disclosure of Cash Flow Information:
Deferred offering costs paid by Sponsor in exchange for issuance of ordinary shares	$—	$25,000
Deferred offering costs paid via promissory note – related party	$—	$175,034
Accretion of carrying value to redemption value	$5,090,123	$—
Issuance of Representative Shares	$361,000	$—

The accompanying notes are an integral part of these financial statements.

COLUMBUS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization, Business Operation and Going Concern Consideration

Columbus Acquisition Corp (the “Company” or “CAC”) is a blank check company incorporated in the Cayman Islands on January 18, 2024. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company’s efforts to identify a prospective target business will not be limited to a particular industry or geographic location. The Company has selected December 31 as its fiscal year end.

As of December 31, 2025, the Company had not commenced any operations. For the period from January 18, 2024 (inception) through December 31, 2025, the Company’s efforts had been limited to organizational activities as well as activities related to completing the initial public offering (“IPO”) described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and sale of Private Placement Units (as defined below).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placements Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully.

The Company’s founder and sponsor is Hercules Capital Management VII Corp, a British Virgin Islands company (the “Sponsor”). The Company’s ability to commence operations was contingent upon obtaining adequate financial resources through the IPO (see Note 3) and the Private Placement (as defined below) to the initial shareholder (see Note 4).

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

Upon the closing of the IPO, management has agreed that at least $10.00 per public share underlying Units sold in the IPO will be held in a U.S.-based trust account (“Trust Account”). The funds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less, or in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act which invest solely in direct U.S. government treasury securities, or in an interest bearing or non-interest-bearing demand deposit account. Except with respect to dividend and/or interest earned on the funds held in the Trust Account that may be released to the Company to pay the Company’s tax obligation, if any, the proceeds from the IPO and the sale of the Private Placement Units that are deposited and held in the Trust Account will not be released from the Trust Account until the earliest to occur of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association to (A) modify the substance or timing of obligation to redeem 100% of the Company’s public shares if the Company does not complete the Company’s initial Business Combination by January 22, 2027 (unless the Company extends such period by amending its Amended and Restated Memorandum and Articles of Association) or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of the Company’s public shares if the Company is unable to complete its initial business combination by January 22, 2027 (if fully extended), subject to applicable law. In no other circumstances will a public shareholder have any right or interest of any kind to or in the Trust Account.

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

Proposed Transactions

On November 9, 2025, the Company entered into a business combination agreement (as it may be amended, supplemented, or otherwise modified from time to time, the “BCA”) with WISeSat.Space Holdings Corp., a British Virgin Islands business company (“Pubco”), WISeSat Merger Sub Corp., a Cayman Islands exempted company and a wholly owned subsidiary of Pubco (“Merger Sub”), WISeSat.Space Corp., a British Virgin Islands business company (the “Target”), and WISeKey International Holding Ltd., a Swiss company (together with its successors, including after its anticipated domestication to the British Virgin Islands prior to the Closing, the “Seller”). Pursuant to the BCA, subject to the terms and conditions set forth therein, upon the closing of the transactions contemplated by the BCA (the “Closing”), CAC will become a wholly owned subsidiary of Pubco; and each issued and outstanding CAC Security (as defined in the BCA) immediately prior to the effective time of the Merger (as defined in the BCA) shall no longer be outstanding and shall automatically be cancelled, in exchange for the right of the holder thereof to receive Pubco Ordinary Shares. Following the Merger, the Seller may distribute up to 10% of its Pubco shares to its own shareholders at its discretion. The transactions contemplated by the BCA and the Ancillary Documents are referred to herein as the “Transactions.”

The Transactions will be submitted to shareholders of the Company for approval at an extraordinary general meeting. Pubco, together with the Company, will file with the Securities and Exchange Commission (the “SEC”) a proxy statement/prospectus on Form F-4 (the “Business Combination Proxy Statement”) in connection with the proposed Transactions. On December 29, 2025, CAC and WISeKey International Holding AG jointly announced the confidential submission of a draft of the Business Combination Proxy Statement by Pubco with the SEC on December 23, 2025. Pursuant to the Company’s Charter, the Company currently has until January 22, 2027 to complete the Transactions, if fully extended.

Share Exchange Consideration

Immediately prior to the Effective Time, in full payment for the Company Shares, Pubco shall issue and deliver to the Seller the Exchange Shares with an aggregate value (the “Exchange Consideration”) equal to the sum of (i) Two Hundred Fifty Million U.S. Dollars ($250,000,000), plus (ii) the amount of any Transaction Financing (as defined in the BCA) that is made into the Company or its Subsidiaries prior to the Closing, with each Pubco Ordinary Share valued at Ten U.S. Dollars ($10.00). The Exchange Shares will be allocated between Pubco Ordinary Shares and Pubco Class F Shares in proportion to the number of Company Ordinary Shares and Company Class F Shares owned by Seller at the time of the Share Exchange.

The Pubco Class F Shares shall, in the aggregate, be entitled to 49.9% of the total vote on any matter voted on by the holders of Pubco Shares, and the Pubco Class F Shares will automatically convert into Pubco Ordinary Shares upon certain transfers in accordance with the Company Organizational Documents.

Treatment of CAC Securities; Merger Consideration

Pursuant to the BCA, (a) immediately prior to the Effective Time, every issued and outstanding CAC Unit shall be automatically detached, and the holder thereof shall be deemed to hold one CAC Ordinary Share and one CAC Right in accordance with the terms of the applicable CAC Unit (the “Unit Separation”); (b) immediately prior to the Effective Time and immediately following the Unit Separation, each issued and outstanding CAC Right (including the CAC Rights held as a result of the Unit Separation) shall be automatically converted into one-seventh of one CAC Ordinary Share; (c) at the Effective Time, every issued and outstanding CAC Ordinary Share (including each CAC Ordinary Share converted from CAC Rights pursuant to (b) above and each CAC Ordinary Share held as a result of the Unit Separation, other than the Excluded Shares, the Dissenting Shares and the Redeemed Shares (each as defined in the BCA)) shall become and be converted automatically into the right to receive one Pubco Ordinary Share, following which, all CAC Ordinary Shares shall cease to be outstanding and shall automatically be canceled and shall cease to exist.

At the Effective Time, by virtue of the Merger, all Merger Sub Ordinary Shares issued and outstanding immediately prior to the Effective Time shall be converted into an equal number ordinary shares of the Surviving Company, with the same rights, powers and privileges as the shares so converted and shall constitute the only outstanding issued shares of the Surviving Company.

Sponsor Agreement

Simultaneously with the execution and delivery of the BCA, CAC, the Target, Pubco and the Sponsor entered into a sponsor agreement (the “Sponsor Agreement”). Pursuant to the Sponsor Agreement, on the terms and subject to the conditions set forth therein, the Sponsor agreed, among other things, (a) to vote in favor of the BCA and the Transactions and against any alternative transaction; (b) during the term of the Sponsor Agreement, not to transfer and to cause its affiliates not to transfer any of the Sponsor Shares (as defined therein) except as permitted thereby; (c) during the term of the Sponsor Agreement, not to redeem any Sponsor Shares (as defined therein) and convert all CAC rights held by it into the underlying CAC Ordinary Shares; (d) to pay for CAC Expenses (as defined in the BCA) in excess of the CAC Expense Cap (as defined in the BCA); (e) to take timely actions to extend CAC’s deadline to complete the Business Combination as necessary to consummate the Closing; and (f) that any working capital loans made to CAC (including for any Extension Payments) will at the Closing be either, as requested by the Target, repaid in cash or converted into CAC Working Capital Units in accordance with the IPO Prospectus (excluding after CAC has fully utilized its existing working capital as of the Signing Date, up to $400,000 in working capital loans made prior to the Closing to CAC by third parties (excluding the Target) or members of the Sponsor, in either case, that are not affiliates of CAC, the Sponsor or CAC’s management or directors, even if such loans are indirectly made through the Sponsor, as to which the repayment terms will be as provided as disclosed in the IPO Prospectus). The Sponsor Agreement will terminate on the earliest of (i) the mutual written consent of CAC, the Target and Sponsor, (ii) the Closing of the Transactions, or (iii) the termination of the BCA in accordance with its terms.

Insider Letter Amendment

Simultaneously with the execution and delivery of the BCA, CAC, Pubco, the Sponsor, the Target and CAC’s directors and officers entered into an amendment (the “Insider Letter Amendment”) to the letter agreement that was entered into by and among CAC, the Sponsor and certain other member of CAC’s board of directors and/or management team on January 22, 2025 (the “Insider Letter”). Pursuant to the Insider Letter Amendment, the parties amended the letter agreement to (a) give the Target and Pubco rights to enforce the terms of the Insider Letter; (b) effective as of the Closing, assign the rights and obligations of CAC under the Insider Letter to Pubco; and (c) provide that the lock-up period applicable to the Pubco Ordinary Shares issued in exchange for the Founder Shares (as defined in the BCA) pursuant to the BCA will be identical to the lock-up period set forth in the Lock-Up Agreement (as defined below).

Lock-up Agreement

Simultaneously with the execution and delivery of the BCA, CAC, Pubco and the Seller entered into a lock-up agreement (the “Lock-up Agreement”), which, among other things, provides for certain restrictions on the transfer of certain Pubco Ordinary Shares by the Seller and other holders who become Pubco’s shareholders as a result of the Seller Distribution following the Closing, as further described below and subject to the terms and conditions set forth in the Lock-up Agreement.

Pursuant to the Lock-up Agreement, from and after the Closing, the Seller and other holders who become Pubco shareholders as a result of the Seller Distribution shall not Transfer (as defined in the Lock-up Agreement) any of the Restricted Securities (as defined in the Lock-up Agreement) until the earlier of: (a) the six month anniversary of the date of the Closing; (b) the date (but not less than 60 days after the Closing) on which the closing price of the Pubco Ordinary Shares exceeds $12.50 for any 20 trading days within a 30-day trading period following the Closing; and (c) the date after the Closing on which Pubco consummates a liquidation, merger, share exchange, reorganization or other similar transaction with an unaffiliated third party that results in all of Pubco’s shareholders having the right to exchange their equity holdings in Pubco for cash, securities or other property.

January 2026 Extension Meeting

On January 16, 2026, the Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”), where the shareholders of the Company approved the proposal (the “Charter Amendment Proposal”) that the Company’s Amended and Restated Memorandum and Articles of Association, which provided that the Company has until January 22, 2026 to complete a business combination, be deleted in their entirety and the substitution in their place of the Second Amended and Restated Memorandum and Articles of Association (the “Amended Charter”) to provide that the Company has until January 22, 2026 to complete a business combination, and may elect to extend the period to consummate a business combination up to twelve times, each by an additional one-month extension (the “Monthly Extension”), for a total of up to twelve months to January 22, 2027 (the “Combination Period”). In order to effectuate each Monthly Extensions, $50,000 needs to be deposited into the Trust Account of the Company (the “Monthly Extension Fee”).

On January 16, 2026, the Company and the Trustee entered into the amendment to the Investment Management Trust Agreement dated January 22, 2025 (as amended, the “Trust Agreement”) upon the shareholders’ approval at the Extraordinary General Meeting, which provides that that the Trustee must commence liquidation of the Trust Account by the prescribed timeline as provided in the Company’s Amended Charter.

In connection with the votes to approve the Charter Amendment Proposal, 3,449,851 Ordinary Shares of the Company were rendered for redemption, and approximately $35.82 million was released from the Trust Account to pay such redeeming shareholders.

The Company will have until January 22, 2027 (if fully extended) to complete its initial Business Combination. If the Company is unable to complete its initial Business Combination by January 22, 2027 (if fully extended), the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of its remaining shareholders and its board of directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to public rights or private placement rights, which will expire worthless if the Company fails to complete its initial Business Combination by January 22, 2027 (if fully extended).

Going Concern Consideration

As of December 31, 2025, the Company had $483,756 cash and a working capital of $179,238. The Company has incurred and expects to continue to incur significant costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of the Company’s public shares upon completion of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination.

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

The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying financial statements are issued. Management plans to address this uncertainty through seeking new financing to complete a Business Combination. If a Business Combination is not consummated by the end of the Combination Period, currently January 22, 2027 (if fully extended), and the Combination Period is not extended, there will be a mandatory liquidation and subsequent dissolution of the Company, which also raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

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

Note 2 — Significant accounting policies

Basis of Presentation

The accompanying audited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2025 and December 31, 2024, the Company had $483,756 and nil in cash, respectively, and none in cash equivalents for both periods.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times in the future, may exceed the Federal Depository Insurance Coverage of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. As of December 31, 2025 and December 31, 2024, the Company has not experienced losses on these accounts.

Demand Deposit in Trust Account

Upon closing of the IPO, the Company invested the proceeds into an interest-bearing demand deposit account, which comprised the entire balance of the Trust Account as of December 31, 2025 and earned $2,231,602 and $0 of interest income for the year ended December 31, 2025 and for the period from January 18, 2024 (inception) to December 31, 2024, respectively.

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

As of December 31, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	For the Year Ended December 31, 2025		For the Period from January 18, 2024 (Inception) Through December 31, 2024
	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$957,848	$327,243	$—	$(77,094)

Denominator:
Basic and diluted weighted average shares outstanding	5,605,479	1,915,076	—	1,500,000 (1)
Basic and diluted net income (loss) per ordinary share	$0.17	$0.17	$—	$(0.05)

(1)	Ordinary shares have been retroactively restated to reflect the Sponsor’s forfeiture of 225,000 Founder Shares on March 10, 2025 for no consideration as the underwriters of the IPO did not exercise the over-allotment option.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement” (“ASC 820”), approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

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

Accordingly, as of December 31, 2025, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ equity on the Company’s balance sheet in the following table:

	Shares	Amount
Gross proceeds from IPO	6,000,000	$60,000,000
Less:
Proceeds allocated to Public Rights	—	(1,320,000)
Allocation of offering costs related to redeemable shares	—	(1,538,521)

Plus:
Accretion of carrying value to redemption value	—	5,090,123
Ordinary shares subject to possible redemption – December 31, 2025	6,000,000	$62,231,602

Share Rights

The Company accounts for rights as either equity-classified or liability-classified instruments based on an assessment of the right’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the rights are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the rights meet all of the requirements for equity classification under ASC 815, including whether the rights are indexed to the Company’s own ordinary shares and whether the right holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of right issuance and as of each subsequent quarterly period end date while the rights are outstanding.

For issued or modified rights that meet all of the criteria for equity classification, the rights are required to be recorded as a component of equity at the time of issuance. For issued or modified rights that do not meet all the criteria for equity classification, the rights are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the rights are recognized as a non-cash gain or loss on the statements of operations.

As the rights to be issued upon the closing of the Proposed Public Offering and private placements meet the criteria for equity classification under ASC 815, therefore, the rights are classified as equity.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Note 3 — Initial Public Offering

On January 24, 2025, the Company sold 6,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one ordinary share, par value $0.0001 per share and one right (the “Public Right”). Each Public Right entitles the holder to purchase one-seventh (1/7) of one ordinary share upon the consummation of the Company’s initial Business Combination. The Company will not issue fractional shares. As a result, the holder must hold Public Rights in multiples of 7 in order to receive shares for all of their Public Rights upon closing of a Business Combination. Total offering costs allocated to the IPO proceeds were $1,538,521. The Company has also granted the underwriters a 45-day option to purchase up to an additional 900,000 units to cover over-allotments, if any;  which expired unexercised on March 10, 2025. The holders of the Units were granted the right to separately trade ordinary shares and the Public Rights beginning on March 17, 2025.

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

There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Founder Shares (as defined below), private placement shares or private placement rights. The rights will expire and become worthless if the Company does not consummate a Business Combination by January 22, 2027, unless the Company extends the Combination period.

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

Note 5 — Related Party Transactions

Founder Shares

On March 21, 2024, the Sponsor acquired 1,437,500 ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.0174 per share. On July 25, 2024 and December 20, 2024, the Company amended the Securities Purchase Agreement which allowed the Sponsor to increase the purchase of Founder Shares from 1,437,500 to 1,725,000 shares for $25,000, or $0.0145 per share; including an aggregate of up to 225,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.  On March 10, 2025, the Sponsor forfeited 225,000 Founder Shares for no consideration as the underwriters of the IPO did not exercise the over-allotment option, with such forfeiture being reflected retroactively in the accompanying financial statements. As of December 31, 2025, the Sponsor holds 1,698,290 Ordinary Shares in total, including 1,464,000 Founder Shares and 234,290 Ordinary Shares included in the Private Units.

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

On March 20, 2025, in connection with the appointment of Mr. Cameron R. Johnson as the director of the Company, the Sponsor issued a share purchase option dated March 20, 2025 (the “Share Purchase Option”) to Mr. Johnson, entitling Mr. Johnson to acquire 12,000 Founder Shares upon the exercise of the Share Purchase Option once the existing lock-up term on such Founder Shares expires pursuant to the terms and arrangements thereunder. The Company has entered into an indemnity agreement with Mr. Johnson in connection with his appointment. The estimated fair value of the Share Purchase Option at the grant date was $119,475, which will be recorded as a stock-based compensation expense upon the exercise of the option pursuant to the terms and conditions in the purchase agreement at the earlier of (i) 180 days after the completion of a Business Combination and (ii) subsequent to a Business Combination, the date on which the closing price of the ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 90 days after the initial Business Combination, and at or before 5:00 p.m., New York City local time, on the earlier of the liquidation of the Company’s Trust Account in the event the Company has not completed a Business Combination within the required time periods and January 22, 2030, five years from the effective date of the Registration Statement on Form S-1 filed with the U.S. Securities and Exchange Commission, but not thereafter, to subscribe for, purchase and receive, in whole or in part, up to 12,000 Founder Shares currently held by the Sponsor, acquired by the Sponsor from the Company prior to the completion of the IPO.

The Founder Shares are identical to the ordinary shares included in the Units being sold in the IPO, and holders of Founder Shares have the same shareholder rights as public shareholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, and (ii) the Sponsor, officers and directors of the Company have entered into a letter agreement with the Company, pursuant to which they have agreed (A) to waive their redemption rights with respect to the Founder Shares, private placement shares and public shares in connection with the completion of its initial Business Combination and (B) to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares and private placement shares if the Company fails to complete its initial Business Combination by the Combination period, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within such time period and (iii) the Founder Shares and private placement shares are subject to registration rights. If the Company submits its initial Business Combination to its public shareholders for a vote, the Sponsor, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with the Company, to vote any Founder Shares and private placement shares held by them and any public shares purchased during or after the IPO in favor of the Company’s initial Business Combination.

The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) 180 days after the completion of the initial Business Combination or (B) subsequent to a Business Combination, the date on which the closing price of the ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 90 days after the initial Business Combination.

Promissory Note — Related Party

On March 21, 2024, the Sponsor agreed to loan the Company up to $500,000 (the “Promissory Note”) to be used for a portion of the expenses of the IPO. Prior to the closing of the IPO, the Company had an outstanding loan balance of $254,544. This loan is non-interest bearing, unsecured and is due at the earlier of (1) June 30, 2025 or (ii) the closing of the IPO, unless accelerated upon the occurrence of an event of default. The loan was repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account on January 24, 2025. As of December 31, 2025 and 2024, the Company had nil and $249,712 outstanding under the Promissory Note, respectively.

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

As of December 31, 2025 and 2024, the Company had no borrowings under the Working Capital Loans or the extension convertible notes.

Administrative Support Services

Commencing on the effective date of the registration statement of the IPO (January 22, 2025), the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of its initial Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company incurred $110,000 for the year ended December 31, 2025, of which $80,000 were included in the accounts payable and accrued expenses as of December 31, 2025. The Company did not incur any administrative fees during fiscal year 2024.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Representative Shares, Private Placement Units, and units that may be issued on conversion of Working Capital Loans (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to two demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to its completion of its initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company had granted the underwriter a 45-day option from January 22, 2025, the effective date of the registration statement in connection with the IPO, to purchase up to an additional 900,000 Units to cover over-allotments, if any; which expired unexercised on March 10, 2025.

The underwriter received a cash underwriting discount of 1.5% of the gross proceeds of the IPO, or $900,000 (or up to $1,035,000 if the underwriters’ over-allotment is exercised in full). Additionally, the underwriter received 210,000 Representative Shares, equal to 3.5% of gross proceeds of the IPO that were registered in the IPO and were paid at the closing of the IPO as the Representative Shares. In addition, the underwriter has agreed with respect to the Representative Shares, (i) to vote for at a shareholder meeting to approve a Business Combination or any amendment to the Company’s Amended and Restated Memorandum and Articles of Association to modify the substance or timing of its obligation to allow redemptions in connection with a Business Combination, (ii) to waive its redemption rights with respect to such shares until the completion of the Business Combination, in connection with the completion of the Company’s initial Business Combination or a shareholder vote to approve an amendment to the Company’s Amended and Restated Memorandum and Articles of Association to modify the substance or timing of its obligation to allow redemptions in connection with a Business Combination, and (iii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within the timeline provided in the Company’s Amended and Restated Memorandum and Articles of Association, to the extent such Representative Shares held by the underwriter and/or its designees, and any of their permitted transferees.

In connection with the IPO, the Company issued 210,000 Representative Shares to the underwriter with a fair value of $361,000.

Note 7 — Shareholders’ Equity

Preferred Shares — The Company is authorized to issue 10,000,000 shares of preferred share, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025 and December 31, 2024, there were no preferred shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 500,000,000 ordinary shares with $0.0001 par value. On March 21, 2024, the Company issued 1,437,500 Founder Shares to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.0174 per share. On July 25, 2024 and December 20, 2024, the Company amended the Securities Purchase Agreement which allowed the Sponsor to increase the purchase of ordinary shares from 1,437,500 to 1,725,000 shares for $25,000, or $0.0145 per share; including an aggregate of up to 225,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. As of December 31, 2025 and December 31, 2024, there were 1,944,290 and 1,500,000 ordinary shares issued and outstanding, respectively, which retroactively reflects the forfeiture of 225,000 ordinary shares because the over-allotment option was not exercised in full or in part by the underwriters.

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

Rights

Each holder of a right will receive one-seventh (1/7) of one ordinary share upon consummation of its initial Business Combination, even if the holder of such right redeemed all ordinary shares held by it in connection with the initial Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of an initial Business Combination, as the consideration related thereto has been included in the unit purchase price paid for by investors in the IPO and the Private Placement. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary share basis, and each holder of a right will be required to affirmatively convert its rights in order to receive one-seventh (1/7) of one share underlying each right (without paying any additional consideration) upon consummation of the Business Combination. As of December 31, 2025, there were 6,000,000 Public Rights and 234,290 Private Rights outstanding, which can be converted into a total of 890,612 ordinary shares.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews key metrics, which include the following:

	For the Year Ended December 31, 2025	For the Period from January 18, 2024 (Inception) Through December 31, 2024
General and administrative expenses	$946,512	$77,094
Interest earned on demand deposit Trust Account	$2,231,602	$—

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

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date when these audited financial statements were issued. Based on this review, the Company identified the following subsequent events that would require adjustment or disclosure in the financial statements.

January 2026 Extension Meeting

On January 16, 2026, the Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”), where the shareholders of the Company approved the proposal (the “Charter Amendment Proposal”) that the Company’s Amended and Restated Memorandum and Articles of Association, which provided that the Company has until January 22, 2026 to complete a business combination, be deleted in their entirety and the substitution in their place of the Second Amended and Restated Memorandum and Articles of Association (the “Amended Charter”) to provide that the Company has until January 22, 2026 to complete a business combination, and may elect to extend the period to consummate a business combination up to twelve times, each by an additional one-month extension (the “Monthly Extension”), for a total of up to twelve months to January 22, 2027. In order to effectuate each Monthly Extensions, $50,000 needs to be deposited into the Trust Account of the Company (the “Monthly Extension Fee”).

On January 16, 2026, the Company and the Trustee entered into the amendment to the Investment Management Trust Agreement dated January 22, 2025 ( as amended, the “Trust Agreement”) upon the shareholders’ approval at the Extraordinary General Meeting, which provides that that the Trustee must commence liquidation of the Trust Account by the prescribed timeline as provided in the Company’s Amended Charter.

In connection with the votes to approve the Charter Amendment Proposal, 3,449,851 Ordinary Shares of the Company were rendered for redemption, and approximately $35.82 million was released from the Trust Account to pay such redeeming shareholders.

On January 22, 2026 and February 20, 2026, both the Company and Pubco (the target) deposited $25,000 each month, totaling $50,000 in Monthly Extension Fees into the Trust Account for the public shareholders, which enabled the Company to extend the period of time it has to consummate its initial business combination by one month from January 22, 2026 to March 22, 2026.