Form 10-Q
period 2026-03-31
Columbus Acquisition Corp/Cayman Islands
filed 2026-05-14
CIK 2028201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of the date hereof, there were 4,494,439 ordinary shares, par value $0.0001 per share, issued and outstanding.

COLUMBUS ACQUISITION CORP

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

COLUMBUS ACQUISITION CORP

CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current Assets
Cash	$129,350	$483,756
Prepaid expenses	60,822	5,691
Total Current Assets	190,172	489,447

Demand Deposit in Trust Account	26,836,906	62,231,602
Total Assets	$27,027,078	$62,721,049

Liabilities, Shares Subject to Possible Redemption, and Shareholders’ (Deficit) Equity
Current Liabilities
Accounts payable and accrued expenses	$201,862	$230,209
Due to a related party – administrative expenses	110,000	80,000
Due to target	75,000	—
Total Current Liabilities	386,862	310,209
Total Liabilities	386,862	310,209

Commitments and Contingencies (Note 6)

Ordinary shares subject to possible redemption, $0.0001 par value, 490,000,000 shares authorized, 2,550,149 and 6,000,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	26,836,906	62,231,602

Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Ordinary shares, $0.0001 par value, 490,000,000 shares authorized, 1,944,290 shares issued and outstanding (excluding 2,550,149 and 6,000,000 shares subject to possible redemption as of March 31, 2026 and December 31, 2025, respectively)	194	194
(Accumulated deficit) Retained earnings	(196,884)	179,044
Total Shareholders’ (Deficit) Equity	(196,690)	179,238
Total Liabilities, Shares Subject to Possible Redemption, and Shareholders’ (Deficit) Equity	$27,027,078	$62,721,049

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLUMBUS ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2026	2025
General and administrative expenses	$225,928	$253,934
Loss from operations	(225,928)	(253,934)
Other income:
Interest earned on demand deposit in Trust Account	287,400	403,733
Income before income taxes	61,472	149,799
Income taxes provision	—	—
Net income	$61,472	$149,799

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	3,163,456	4,400,000
Basic and diluted net income per share, ordinary shares subject to possible redemption	$0.01	$0.02
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	1,944,290	1,825,813	(1)
Basic and diluted net loss per share, non-redeemable ordinary shares	$0.01	$0.02

(1)	Ordinary shares have been retroactively restated to reflect the Sponsor’s forfeiture of 225,000 Founder Shares on March 10, 2025 for no consideration as the underwriters of the IPO did not exercise the over-allotment option.

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLUMBUS ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Ordinary Shares		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit)	(Deficit)
Balance – December 31, 2025	1,944,290	$194	$—	$179,044	$179,238
Accretion of carrying value to redemption value	—	—	—	(287,400)	(287,400)
Extension fees deposited into trust account	—	—	—	(150,000)	(150,000)
Net income	—	—	—	61,472	61,472
Balance – March 31, 2026	1,944,290	$194	$—	$(196,884)	$(196,690)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Ordinary Shares		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’ Equity
	Shares (1)	Amount	Capital	Deficit)	(Deficit)
Balance – December 31, 2024	1,500,000	$150	$24,850	$(77,094)	$(52,094)
Issuance of Private Placement Units net of issuance cost of $9,453	234,290	23	2,333,424	—	2,333,447
Issuance of Public Rights net of issuance costs of $39,560	—	—	1,280,440	—	1,280,440
Issuance of Representative Shares	210,000	21	360,979	—	361,000
Issuance of independent director shares	—	—	61,478	—	61,478
Accretion of carrying value to redemption value	—	—	(3,262,254)	—	(3,262,254)
Net income	—	—	—	149,799	149,799
Balance – March 31, 2025	1,944,290	$194	$798,917	$72,705	$871,816

(1)	Ordinary shares have been retroactively restated to reflect the Sponsor’s forfeiture of 225,000 Founder Shares on March 10, 2025 for no consideration as the underwriters of the IPO did not exercise the over-allotment option.

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLUMBUS ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Cash Flows from Operating Activities:
Net income	$61,472	$149,799
Adjustment to reconcile net income to net cash used in operating activities:
Stock-based compensation	—	61,478
Interest earned on demand deposit in Trust Account	(287,400)	(403,733)
Changes in operating assets and liabilities:
Due to a related party – administrative expenses	30,000	—
Prepaid expenses	(55,131)	(23,726)
Accounts payable and accrued expenses	(28,347)	43,655
Net Cash Used in Operating Activities	(279,406)	(172,527)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay public shareholder redemptions	35,832,096	—
Cash deposit into Trust Account	(150,000)	(60,000,000)
Net Cash Used in Investing Activities	35,682,096	(60,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of public units	—	60,000,000
Payment of public shareholder redemptions	(35,832,096)	—
Proceeds from sale of private placement units	—	2,342,900
Payment of underwriter commissions	—	(900,000)
Repayment of promissory note - related party	—	(249,712)
Proceeds from due to target	75,000	—
Payment of offering costs	—	(126,500)
Net Cash (Used in) Provided by Financing Activities	(35,757,096)	61,066,688

Net Change in Cash	(354,406)	894,161

Cash, Beginning of Year	483,756	—
Cash, End of Year	129,350	$894,161

Supplemental Disclosure of Cash Flow Information:
Accretion of carrying value to redemption value	$437,400	$3,262,254

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLUMBUS ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2026

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

As of March 31, 2026, the Company had not commenced any operations. For the period from January 18, 2024 (inception) through March 31, 2026, the Company’s efforts had been limited to organizational activities as well as activities related to completing the initial public offering (“IPO”) described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and sale of Private Placement Units (as defined below).

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

In connection with the votes to approve the Charter Amendment Proposal, 3,449,851 Ordinary Shares of the Company were rendered for redemption, and approximately $35.83 million was released from the Trust Account to pay such redeeming shareholders.

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

Going Concern Consideration

As of March 31, 2026, the Company had $129,350 cash and a working capital deficit of $196,690. The Company has incurred and expects to continue to incur significant costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of the Company’s public shares upon completion of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination.

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

As a result of these circumstances and the ongoing global conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 2 — Significant accounting policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included. Interim results for the three months ended March 31, 2026 are not necessarily indicative of results that may be expected through December 31, 2026 or for any future periods. These financial statements should be read in conjunction with the Company’s 2025 Annual Report on Form 10-K as filed with the SEC on March 19, 2026. The accompanying condensed balance sheet as of December 31, 2025 has been derived from the audited balance sheet included in the Form 10-K.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2026 and December 31, 2025, the Company had $129,350 and $483,756 in cash, respectively, and none in cash equivalents for both periods.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times in the future, may exceed the Federal Depository Insurance Coverage of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. As of March 31, 2026 and December 31, 2025, the Company has not experienced losses on these accounts.

Demand Deposit in Trust Account

Upon closing of the IPO, the Company invested the proceeds into an interest-bearing demand deposit account, which comprised the entire balance of the Trust Account as of March 31, 2026 and December 31, 2025 and earned $287,400 and $403,733 of interest income for the three months ended March 31, 2026 and March 31,2025, respectively.

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The Company has two outstanding classes of shares, which are referred to as redeemable ordinary shares and non-redeemable ordinary shares. Net income is shared pro rata between the two classes of ordinary shares. Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. The remeasurement adjustment associated with the redeemable ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income per ordinary share does not consider the effect of the rights issued in connection with the IPO and the Private Units since the exercise of the rights is contingent upon the occurrence of future events.

As of March 31, 2026 and 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The net income per share presented in the statements of operations is based on the following:

	For the Three Month Ended March 31, 2026		For the Three Month Ended March 31, 2025
	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$38,072	23,400	$105,868	$43,931

Denominator:
Basic and diluted weighted average shares outstanding	3,163,456	1,944,290	4,400,000	1,825,813	(1)
Basic and diluted net income per ordinary share	$0.01	0.01	$0.02	$0.02

(1)	Ordinary shares have been retroactively restated to reflect the Sponsor’s forfeiture of 225,000 Founder Shares on March 10, 2025 for no consideration as the underwriters of the IPO did not exercise the over-allotment option.

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

Accordingly, as of March 31, 2026 and December 31, 2025, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ equity on the Company’s balance sheet in the following table:

	Shares	Amount
Gross proceeds from IPO	6,000,000	$60,000,000
Less:
Proceeds allocated to Public Rights	—	(1,320,000)
Allocation of offering costs related to redeemable shares	—	(1,538,521)

Plus:
Accretion of carrying value to redemption value	—	5,090,123
Ordinary shares subject to possible redemption – December 31, 2025	6,000,000	$62,231,602
Plus:
Accretion of carrying value to redemption value	—	437,400
Redemption of public shareholders	(3,449,851)	(35,832,096)
Ordinary shares subject to possible redemption – March 31, 2026	2,550,149	$26,836,906

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

The rights issued upon the closing of the IPO and private placement meet the criteria for equity classification under ASC 815, and therefore, the rights are classified as equity.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Segment Reporting

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, formation and operational costs and interest earned on cash and investments held in Trust Account which are included in the accompanying consolidated statements of operations.

The key measures of segment profit or loss reviewed by our CODM are interest earned on demand deposits in Trust Account and general and administrative expenses. The CODM reviews interest earned on demand deposits in Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Formation and operational costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews formation and operational costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Recent Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. ASU 2025-11 clarifies the applicability of interim reporting guidance under ASC 270 and reorganizes interim disclosure requirements into a centralized framework. The amendments also introduce a disclosure principle requiring entities to disclose material events and changes occurring since the most recent annual reporting period. The guidance is effective for interim periods within fiscal years beginning after December 15, 2027 for public business entities, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2025-11 will have on its condensed financial statements and related disclosures.

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

Note 5 — Related Party Transactions

Founder Shares

On March 21, 2024, the Sponsor acquired 1,437,500 ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.0174 per share. On July 25, 2024 and December 20, 2024, the Company amended the Securities Purchase Agreement which allowed the Sponsor to increase the purchase of Founder Shares from 1,437,500 to 1,725,000 shares for $25,000, or $0.0145 per share; including an aggregate of up to 225,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.  On March 10, 2025, the Sponsor forfeited 225,000 Founder Shares for no consideration as the underwriters of the IPO did not exercise the over-allotment option, with such forfeiture being reflected retroactively in the accompanying financial statements. As of March 31, 2026 and December 31, 2025, the Sponsor holds 1,698,290 Ordinary Shares in total, including 1,464,000 Founder Shares and 234,290 Ordinary Shares included in the Private Units.

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

As of March 31, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans or the extension convertible notes.

Administrative Support Services

Commencing on the effective date of the registration statement of the IPO (January 22, 2025), the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of its initial Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company recorded $30,000 in administrative fees for the three months ended March 31, 2026, and $110,000 for the year ended December 31, 2025, with $110,000 and $80,000 accrued as of March 31, 2026, and December 31, 2025, respectively.

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

Note 7 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue 10,000,000 shares of preferred share, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preferred shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 500,000,000 ordinary shares with $0.0001 par value. On March 21, 2024, the Company issued 1,437,500 Founder Shares to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.0174 per share. On July 25, 2024 and December 20, 2024, the Company amended the Securities Purchase Agreement which allowed the Sponsor to increase the purchase of ordinary shares from 1,437,500 to 1,725,000 shares for $25,000, or $0.0145 per share; including an aggregate of up to 225,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. As of March 31, 2026 and December 31, 2025, there were 1,944,290 ordinary shares issued and outstanding in each periods (excluding 2,550,149 shares subject to redemption). These outstanding shares consisted of 1,464,000 Founder Shares, 210,000 Representative Shares issued to underwriter, and 234,290 shares included in the Private Units, and have been retroactively adjusted to reflect the forfeiture of 225,000 shares after the underwriters did not fully exercise the over-allotment option.

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

Rights

Each holder of a right will receive one-seventh (1/7) of one ordinary share upon consummation of its initial Business Combination, even if the holder of such right redeemed all ordinary shares held by it in connection with the initial Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of an initial Business Combination, as the consideration related thereto has been included in the unit purchase price paid for by investors in the IPO and the Private Placement. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary share basis, and each holder of a right will be required to affirmatively convert its rights in order to receive one-seventh (1/7) of one share underlying each right (without paying any additional consideration) upon consummation of the Business Combination. As of March 31, 2026 and December 31, 2025, there were 6,000,000 Public Rights and 234,290 Private Rights outstanding, which can be converted into a total of 890,612 ordinary shares.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews key metrics, which include the following:

	For the Three Month Ended March 31, 2026	For the Three Month Ended March 31, 2025
General and administrative expenses	$225,928	$253,934
Interest earned on demand deposit Trust Account	$287,400	$403,733

The key measure of segment profit or loss reviewed by the CODM is general and administrative expenses, which include accounting expenses, printing expenses, and regulatory filing fees, none of which are deemed to be significant segment expenses; they are reviewed in aggregate to ensure alignment with budget and contractual obligations. These expenses are monitored to manage and forecast cash available to complete a business combination within the required period. Interest earned on demand deposit in Trust Account is reviewed to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date when these unaudited condensed financial statements were issued. Based on this review, the Company subsequent events that would require adjustment or disclosure in the financial statements.

On April 20, 2026, both the Company and Pubco deposited $25,000 each, totaling $50,000 in Monthly Extension Fees into the Trust Account for the public shareholders, which enabled the Company to extend the period of time it has to consummate its initial business combination by one month to May 22, 2026.

On May 5, 2026, the Company issued an unsecured promissory note in the principal amount of $100,000 to the Target in connection with the Target’s payment of an aggregate of $100,000 of the Monthly Extension Fee through four deposits of $25,000, representing 50% of the Monthly Extension Fee per deposit pursuant to the BCA.

The Target Extension Note is non-interest bearing and payable upon the earliest of (i) termination of the Business Combination Agreement in accordance with its terms other than by the Company pursuant to Section 10.1(e) thereof, (ii) consummation of the Company’s initial business combination, and (iii) the effective date of the winding up of the Company.

The Target has the right, but not the obligation, to convert all or a portion of the outstanding balance of the Target Extension Note into private units of the Company at a conversion price of $10.00 per unit. Each private unit consists of one ordinary share and one right to receive one-seventh (1/7) of one ordinary share upon consummation of a business combination.

In the event of a valid termination of the Business Combination Agreement by the Company pursuant to Section 10.1(e), and upon the completion of a business combination by the Company with another target, the Target may elect either repayment of the outstanding balance under the Target Extension Note or conversion of the outstanding balance into common or ordinary shares of the post-combination public company at a conversion price of $5.00 per share, subject to customary equitable adjustment provisions.

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

In connection with the votes to approve the Charter Amendment Proposal, 3,449,851 Ordinary Shares of the Company were rendered for redemption, and approximately $35.83 million was released from the Trust Account to pay such redeeming shareholders.

Extensions and Extension Notes

As of the date hereof, the Company has until May 22, 2026 to complete its initial business combination (or up to January 22, 2027 if fully extended). A total of $200,000 Monthly Extension Fee was deposited into the Trust Account of the Company, among which $100,000 was paid by the Company from its working capital and $100,000 was paid by the Target pursuant to the BCA.

On May 5, 2026, the Company issued an unsecured promissory note in the aggregate principal amount of $100,000 to the Target in connection with the Target’s payment of an aggregate of $100,000 of the Monthly Extension Fee (the “Target Extension Note”) through four deposits of $25,000, representing 50% of the Monthly Extension Fee per deposit pursuant to the BCA. The Target Extension Note bears no interest and is payable in full upon the earliest to occur of (i) the termination date of the Business Combination Agreement in accordance with its terms other than by the Company pursuant to Section 10.1(e) thereof, (ii) the date on which the Company consummates its initial business combination, including the proposed business combination with the Target (a “Business Combination”), and (iii) the date that the winding up of the Company is effective (such earlier date, the “Maturity Date”).

The payee of the Target Extension Note, the Target or its registered assigns or successors in interest (the “Payee”), has the right, but not the obligation, to convert the outstanding unpaid obligations payable to the Payee under the Target Extension Note, in whole or in part, respectively, into private units (the “Conversion Units”) of the Company at a price of $10.00 per unit, each consisting of one ordinary share, par value $0.0001 per share (the “Ordinary Share”) and one right to receive one-seventh (1/7) of one Ordinary Share upon the consummation of a Business Combination, as described in the prospectus of the Company (File No: 333-283278). Notwithstanding the foregoing, in the event of a valid termination of the Business Combination Agreement by the Company pursuant to Section 10.1(e) thereof, upon the completion of a Business Combination of the Company with other targets, other than the Target or its affiliate, the Payee, at its sole election, may choose (i) either repayment of the outstanding amount under the Target Extension Note, or (ii) to convert the outstanding amount into common or ordinary shares of the post-closing public company in such Business Combination (“Conversion Shares”) at a price per share equal to $5.00 (with such price to be equitably adjusted if the Ordinary Shares, par value are subject to any share splits, share dividends, combinations, recapitalizations and the like after the date of such Target Extension Note or are not converted into common or ordinary shares of the post-closing public company in such Business Combination on a one-for-one basis).

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

For the three months ended March 31, 2026, we had a net income of $61,472, which consisted of interest income from the Trust Account of $287,400, partially offset by general and administrative expenses of $ 225,928.

For the three months ended March 31, 2025, we had a net income of $149,799, which consisted of interest income from the Trust Account of $403,733, partially offset by general and administrative expenses of $253,934.

Liquidity and Capital Resources

As of March 31, 2026, we had cash of $129,350 and a working capital deficit of $196,690. The cash balance was decreased by $354,406 for the three months ended March 31, 2026, which consisted of cash used by financing activities of $35,757,096, partially offset by cash provided by investing activities of $35,682,096 and cash used by operating activities of $279,406. Changes in operating assets and liabilities provided $53,478 of cash for operating activities.

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

The Company currently has no commitments in place to receive such financing and there is no assurance that the Company’s plans to raise capital will be successful. In addition, the Company currently has until January 22, 2027 (if fully extended) to consummate the initial business combination (assume no extensions). If the Company does not complete a business combination within the prescribed period, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that a business combination might not be completed within the 12-month period from the issuance date of these financial statements.  In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements - Going Concern”, management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, management has determined that such additional conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the business combination or the date the Company is required to liquidate. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2026.  We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of March 31, 2026, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

Not applicable to a smaller reporting company. However, factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the prospectus of our IPO (File No. 333-283278) and our annual report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”) as filed with the SEC on March 19, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our prospectus and Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 4, 2026, the Company issued the Target Extension Note in the aggregate principal amount of $100,000 to the Target in connection with the payment of Monthly Extension Fees. The information of the Target Extension Note contained under Item 2 of Part I above is incorporated herein by reference in response to this item.

The issuance of the Target Extension Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	First Amended and Restated Memorandum and Articles of Association, effective on January 22, 2025. (incorporated herein by reference to Exhibit 3.1 to Form 8-K as filed with the Securities and Exchange Commission on January 28, 2025)
4.1	Rights Agreement, dated January 22, 2025, between the Registrant and Continental Stock Transfer & Trust Company, as rights agent. (incorporated herein by reference to Exhibit 4.1 to Form 8-K as filed with the Securities and Exchange Commission on January 28, 2025)
10.1	Target Extension Promissory Note dated May 5, 2026, issued by the Company to WISeSat.Space Corp. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on May 11, 2026)
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBUS ACQUISITION CORP

Date: May 14, 2026	By:	/s/ Fen “Eric” Zhang
Fen “Eric” Zhang
Chief Executive Officer

Date: May 14, 2026	By:	/s/ Jie “Janet” Hu
Jie “Janet” Hu
Chief Financial Officer