Form 10-Q
period 2026-06-30
Columbus Acquisition Corp/Cayman Islands
filed 2026-08-04
CIK 2028201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 4, 2026, there were 4,494,439 ordinary shares, par value $0.0001 per share, issued and outstanding.

COLUMBUS ACQUISITION CORP

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

COLUMBUS ACQUISITION CORP

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current Assets
Cash	$8,393	$483,756
Prepaid expenses	84,623	5,691
Total Current Assets	93,016	489,447

Demand Deposit in Trust Account	27,213,256	62,231,602
Total Assets	$27,306,272	$62,721,049

Liabilities, Shares Subject to Possible Redemption, and Shareholders’ (Deficit) Equity
Current Liabilities
Accounts payable and accrued expenses	$136,270	$230,209
Due to a related party	50,000	—
Due to a related party – administrative expenses	140,000	80,000
Due to a third party	100,000	—
Due to Target (WISeSat.Space Corp.)	25,000	—
Promissory note – Target (WISeSat.Space Corp.)	125,000	—
Total Current Liabilities	576,270	310,209
Total Liabilities	576,270	310,209

Commitments and Contingencies (Note 6)

Ordinary shares subject to possible redemption, $0.0001 par value, 490,000,000 shares authorized, 2,550,149 and 6,000,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	27,213,256	62,231,602

Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.0001 par value, 490,000,000 shares authorized, 1,944,290 shares issued and outstanding (excluding 2,550,149 and 6,000,000 shares subject to possible redemption as of June 30, 2026 and December 31, 2025, respectively)	194	194
(Accumulated deficit) Retained earnings	(483,448)	179,044
Total Shareholders’ (Deficit) Equity	(483,254)	179,238
Total Liabilities, Shares Subject to Possible Redemption, and Shareholders’ (Deficit) Equity	$27,306,272	$62,721,049

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLUMBUS ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

General and administrative expenses	$136,564	$151,899	$362,492	$405,833
Loss from operations	(136,564)	(151,899)	(362,492)	(405,833)
Other income:
Interest earned on investments held in Trust Account	226,350	614,514	513,750	1,018,247
Income before income taxes	89,786	462,615	151,258	612,414
Income taxes provision	—	—	—	—
Net income	$89,786	$462,615	$151,258	$612,414

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	2,550,149	6,000,000	2,855,108	5,204,420
Basic and diluted net income per share, ordinary shares subject to possible redemption	$0.02	0.06	0.03	0.09
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	1,944,290	1,944,290	1,944,290	1,885,379
Basic and diluted net income per share, non-redeemable ordinary shares	$0.02	$0.06	$0.03	$0.09

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLUMBUS ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Ordinary Shares		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit)	(Deficit)
Balance – December 31, 2025	1,944,290	$194	$—	$179,044	$179,238
Accretion of carrying value to redemption value	—	—	—	(287,400)	(287,400)
Extension fees deposited into trust account	—	—	—	(150,000)	(150,000)
Net income	—	—	—	61,472	61,472
Balance – March 31, 2026	1,944,290	$194	$—	$(196,884)	$(196,690)
Accretion of carrying value to redemption value	—	—	—	(226,350)	(226,350)
Extension fees deposited into trust account	—	—	—	(150,000)	(150,000)
Net income	—	—	—	89,786	89,786
Balance – June 30, 2026	1,944,290	$194	$—	$(483,448)	$(483,254)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Ordinary Shares		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit)	(Deficit)
Balance – December 31, 2024	1,500,000	$150	$24,850	$(77,094)	$(52,094)
Issuance of Private Placement Units net of issuance cost of $9,453	234,290	23	2,333,424	—	2,333,447
Issuance of Public Rights net of issuance costs of $39,560	—	—	1,280,440	—	1,280,440
Issuance of Representative Shares	210,000	21	360,979	—	361,000
Issuance of independent director shares	—	—	61,478	—	61,478
Accretion of carrying value to redemption value	—	—	(3,262,254)	—	(3,262,254)
Net income	—	—	—	149,799	149,799
Balance – March 31, 2025	1,944,290	$194	$798,917	$72,705	$871,816
Accretion of carrying value to redemption value	—	—	(614,514)	—	(614,514)
Net income	—	—	—	462,615	462,615
Balance – June 30, 2025	1,944,290	$194	$184,403	$535,320	$719,917

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLUMBUS ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Cash Flows from Operating Activities:
Net income	$151,258	$612,414
Adjustment to reconcile net income to net cash used in operating activities:
Stock-based compensation	—	61,478
Interest earned on demand deposit in Trust Account	(513,750)	(1,018,247)
Changes in operating assets and liabilities:
Due to a related party – administrative expenses	60,000	20,000
Prepaid expenses	(78,932)	(56,646)
Accounts payable and accrued expenses	(93,939)	75,776
Net Cash Used in Operating Activities	(475,363)	(305,225)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay redeeming public shareholders	35,832,096	—
Cash deposit into Trust Account	(300,000)	(60,000,000)
Net Cash Provided by (Used in) Investing Activities	35,532,096	(60,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of public units	—	60,000,000
Proceeds from sale of private placement units	—	2,342,900
Payment of underwriter commissions	—	(900,000)
Repayment of promissory note - related party	—	(249,712)
Payment to redeeming public shareholders	(35,832,096)	—
Proceeds from due to Target	150,000	—
Proceeds from due to a third party	100,000	—
Proceeds from due to a related party	50,000	—
Payment of offering costs	—	(126,500)
Net Cash (Used in) Provided by Financing Activities	(35,532,096)	61,066,688

Net Change in Cash	(475,363)	761,463

Cash, Beginning of Period	483,756	—
Cash, End of Period	$8,393	$761,463

Supplemental Disclosure of Cash Flow Information:
Accretion of carrying value to redemption value	$813,750	$3,876,768
Issuance of Representative Shares	$—	$361,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

COLUMBUS ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. For the period from January 18, 2024 (inception) through June 30, 2026, the Company’s efforts had been limited to organizational activities as well as activities related to completing the initial public offering (“IPO”) described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and sale of Private Placement Units (as defined below).

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

At the Effective Time, by virtue of the Merger, all Merger Sub Ordinary Shares issued and outstanding immediately prior to the Effective Time shall be converted into an equal number of ordinary shares of the Surviving Company, with the same rights, powers and privileges as the shares so converted and shall constitute the only outstanding issued shares of the Surviving Company.

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

In connection with the votes to approve the Charter Amendment Proposal, 3,449,851 Ordinary Shares of the Company were rendered for redemption, and approximately $35.83 million was released from the Trust Account to pay such redeeming shareholders. Following the redemptions, 2,550,149 public ordinary shares remained outstanding.

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

Extensions and Extension Notes

Pursuant to the Amended Charter, the Company currently has until August 22, 2026 to complete its initial business combination (or up to January 22, 2027 if fully extended). A total of $350,000 Monthly Extension Fee was deposited into the Trust Account of the Company, among which $100,000 was paid by the Company from its working capital, $75,000 was paid by the Sponsor, and $175,000 was paid by the Target pursuant to the BCA.

As of August 3, 2026, the Company has issued a total of seven unsecured promissory notes in the aggregate principal amount of $250,000, including (i) four promissory notes in the aggregate principal amount of $175,000 to the Target in connection with the Target’s payment of an aggregate of $175,000 of the Monthly Extension Fee (the “Target Extension Notes”), and (ii) three promissory notes in the aggregate principal amount of $75,000 to the Sponsor in connection with Sponsor’s payment of an aggregate of $75,000 of the Monthly Extension Fee (the “Sponsor Extension Notes” and, together with the Target Extension Notes, the “Extension Notes”). Each of the Target Extension Notes bears no interest and is payable in full upon the earliest to occur of (i) the termination date of the BCA, (ii) the date on which the Company consummates its initial business combination, including the proposed business combination with the Target (a “Business Combination”), and (iii) the date that the winding up of the Company is effective (such earlier date, the “Maturity Date”). Each of the Sponsor Extension Notes bears no interest and is payable in full upon the earlier of (i) the date on which the Company consummates its Business Combination, and (ii) the date that the winding up of the Company is effective.

The payee of each of the Extension Notes, or its registered assigns or successors in interest, has the right, but not the obligation, to convert all or a portion of the outstanding balance of the Extension Notes into private units of the Company at a conversion price of $10.00 per unit. Each private unit consists of one ordinary share and one right to receive one-seventh (1/7) of one ordinary share upon consummation of a business combination.

Notwithstanding the foregoing, with respect to the Target Extension Notes, in the event of a valid termination of the Business Combination Agreement by the Company pursuant to Section 10.1(e), and upon the completion of a business combination by the Company with another target, the Target may elect either repayment of the outstanding balance under the Target Extension Notes or conversion of the outstanding balance into common or ordinary shares of the post-combination public company at a conversion price of $5.00 per share, subject to customary equitable adjustment provisions.

Nasdaq Notifications

Nasdaq Minimum Holders Requirement

On May 22, 2026, the Company received written notice (the “Minimum Holders Notice”) from the Listing Qualifications Staff of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company no longer complies with the Nasdaq Global Market continued listing criteria set forth in Listing Rule 5450 (a)(2) (the “Minimum Holders Rule”), which requires the Company to maintain a minimum of 400 holders for continued listing on Nasdaq. The Minimum Holders Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the Nasdaq.

The Minimum Holders Notice states that the Company has 45 calendar days, or until July 6, 2026, to submit a plan to regain compliance with the Minimum Holders Rule. On July 2, 2026, the Company submitted its plan to regain compliance with the Minimum Holders Rule to Nasdaq. On July 28, 2026, the Company received a notification letter from Nasdaq stating that the Nasdaq staff had determined to grant the Company an extension of time through November 18, 2026 to regain compliance with the Minimum Holders Rule.

Nasdaq Market Value of Listed Securities Requirement

On the same day, the Company received written notice (the “MVLS Notice”) from the Listing Qualifications Department of Nasdaq that, for the previous 30 consecutive business days, the market value of listed securities (“MVLS”) for the Company was below the $50 million minimum MVLS requirement for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Rule”). The MVLS Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities.

In accordance with Nasdaq Listing Rule, the Company will have 180 calendar days, or until November 18, 2026 (the “Compliance Period”), to regain compliance with the MVLS Rule. To regain compliance with the MVLS Rule, the MVLS for the Company must be at least $50 million for a minimum of 10 consecutive business days at any time during this Compliance Period. On May 28, 2026, the Company received a written notice from Nasdaq notifying the Company that the Staff has determined that for the last 10 consecutive business days, from May 13, 2026 to May 27, 2026, the Company’s MVLS has been $50 million or greater. Accordingly, the Company has regained compliance with the MVLS Rule and the Staff has indicated that the matter is now closed.

Going Concern Consideration

As of June 30, 2026, the Company had $8,393 in cash and a working capital deficit of $483,254. The Company has incurred and expects to continue to incur significant costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of the Company’s public shares upon completion of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination.

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

Note 2 — Significant accounting policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included. Interim results for the three and six months ended June 30, 2026 are not necessarily indicative of results that may be expected through December 31, 2026 or for any future periods. These financial statements should be read in conjunction with the Company’s 2025 Annual Report on Form 10-K as filed with the SEC on March 19, 2026. The accompanying condensed balance sheet as of December 31, 2025 has been derived from the audited balance sheet included in the Form 10-K.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2026 and December 31, 2025, the Company had $8,393 and $483,756 in cash, respectively, and none in cash equivalents for both periods.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times in the future, may exceed the Federal Depository Insurance Coverage of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. As of June 30, 2026 and December 31, 2025, the Company has not experienced losses on these accounts.

Demand Deposit in Trust Account

Upon closing of the IPO, the Company invested the proceeds into an interest-bearing demand deposit account, which comprised the entire balance of the Trust Account as of June 30, 2026 and December 31, 2025 and earned $226,350 and $513,750 of interest income for the three and six months ended June 30, 2026, respectively; interest income earned for the three and six months ended June 30,2025 was $614,514 and $1,018,247, respectively.

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

As of June 30, 2026 and 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The net income per share presented in the unaudited condensed statements of operations is based on the following:

	For the Three Months Ended June 30, 2026		For the Three Months Ended June 30, 2025
	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$50,945	$38,841	$349,395	$113,221

Denominator:
Basic and diluted weighted average shares outstanding	2,550,149	1,944,290	6,000,000	1,944,290
Basic and diluted net income per ordinary share	$0.02	0.02	$0.06	$0.06

	For the Six Months Ended June 30, 2026		For the Six Months Ended June 30, 2025
	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$89,982	$61,276	$449,556	$162,858

Denominator:
Basic and diluted weighted average shares outstanding	2,855,108	1,944,290	5,204,420	1,885,379
Basic and diluted net income per ordinary share	$0.03	0.03	$0.09	$0.09

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption issued in the IPO in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as shareholders’ equity. In accordance with ASC 480-10-S99, the Company classifies ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 6,000,000 ordinary shares sold as part of the Units in the IPO were issued with other freestanding instruments (i.e., share rights), the initial carrying value of ordinary shares classified as temporary equity was allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The initial accretion and subsequent remeasurements are treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

Accordingly, as of June 30, 2026 and December 31, 2025, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ equity on the Company’s balance sheet in the following table:

	Shares	Amount
Gross proceeds from IPO	6,000,000	$60,000,000
Less:
Proceeds allocated to Public Rights	—	(1,320,000)
Allocation of offering costs related to redeemable shares	—	(1,538,521)

Plus:
Accretion of carrying value to redemption value	—	5,090,123
Ordinary shares subject to possible redemption – December 31, 2025	6,000,000	$62,231,602
Plus:
Accretion of carrying value to redemption value	—	813,750
Redemption of public shareholders	(3,449,851)	(35,832,096)
Ordinary shares subject to possible redemption – June 30, 2026	2,550,149	$27,213,256

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Note 5 — Related Party Transactions

Founder Shares

On March 21, 2024, the Sponsor acquired 1,437,500 ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.0174 per share. On July 25, 2024 and December 20, 2024, the Company amended the Securities Purchase Agreement which allowed the Sponsor to increase the purchase of Founder Shares from 1,437,500 to 1,725,000 shares for $25,000, or $0.0145 per share; including an aggregate of up to 225,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.  On March 10, 2025, the Sponsor forfeited 225,000 Founder Shares for no consideration as the underwriters of the IPO did not exercise the over-allotment option, with such forfeiture being reflected retroactively in the accompanying financial statements. As of June 30, 2026 and December 31, 2025, the Sponsor holds 1,698,290 Ordinary Shares in total, including 1,464,000 Founder Shares and 234,290 Ordinary Shares included in the Private Units.

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

Due to Related Party

The Sponsor funded part of the Company’s Monthly Extension Fee. The amount is unsecured, interest-free and due on demand. As of June 30, 2026, $50,000 was outstanding.

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

As of June 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans or the extension convertible notes.

Administrative Support Services

Commencing on the effective date of the registration statement of the IPO (January 22, 2025), the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of its initial Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company recorded administrative fees of $30,000 for each of the three months ended June 30, 2026 and 2025, and $60,000 for each of the six months ended June 30, 2026 and 2025. As of June 30, 2026, and December 31, 2025, accrued administrative fees were $140,000 and $80,000, respectively, as reflected in the accompanying unaudited condensed balance sheets.

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

Note 7 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue 10,000,000 shares of preferred share, $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preferred shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 490,000,000 ordinary shares with $0.0001 par value. On March 21, 2024, the Company issued 1,437,500 Founder Shares to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.0174 per share. On July 25, 2024 and December 20, 2024, the Company amended the Securities Purchase Agreement which allowed the Sponsor to increase the purchase of ordinary shares from 1,437,500 to 1,725,000 shares for $25,000, or $0.0145 per share; including an aggregate of up to 225,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. As of June 30, 2026 and December 31, 2025, there were 1,944,290 ordinary shares issued and outstanding in each period (excluding 2,550,149 shares subject to redemption). These outstanding shares consisted of 1,464,000 Founder Shares, 210,000 Representative Shares issued to underwriter, and 234,290 shares included in the Private Units, and have been retroactively adjusted to reflect the forfeiture of 225,000 shares after the underwriters did not fully exercise the over-allotment option.

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

Rights

Each holder of a right will receive one-seventh (1/7) of one ordinary share upon consummation of its initial Business Combination, even if the holder of such right redeemed all ordinary shares held by it in connection with the initial Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of an initial Business Combination, as the consideration related thereto has been included in the unit purchase price paid for by investors in the IPO and the Private Placement. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary share basis, and each holder of a right will be required to affirmatively convert its rights in order to receive one-seventh (1/7) of one share underlying each right (without paying any additional consideration) upon consummation of the Business Combination. As of June 30, 2026 and December 31, 2025, there were 6,000,000 Public Rights and 234,290 Private Rights outstanding, which can be converted into a total of 890,612 ordinary shares.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews key metrics, which include the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative expenses	$136,564	$151,899	$362,492	$405,833
Interest earned on demand deposit in Trust Account	$226,350	$614,514	$513,750	$1,018,247

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

Note 9 —Loan from WISeSat.Space Corp. (the “Target”)

On May 5, 2026, the Company issued an unsecured promissory note to the Target in the principal amount of $100,000 in connection with the Target’s payment of an aggregate of $100,000 of the Monthly Extension Fee through four $25,000 deposits, each representing 50% of the Monthly Extension Fee pursuant to the BCA (a “Target Extension Note”). On May 21, 2026, the Company issued a second unsecured promissory note to the Target in the principal amount of $25,000 in connection with the Target’s payment of the May 2026 extension fee. The notes, together, the ‘Target Extension Notes,’ are non-interest bearing and payable upon the earliest of (i) termination of the Business Combination Agreement in accordance with its terms other than by the Company pursuant to Section 10.1(e) thereof, (ii) consummation of the Company’s initial business combination, and (iii) the effective date of the winding up of the Company.

The Target has the right, but not the obligation, to convert all or a portion of the outstanding balance of the Target Extension Notes into private units of the Company at a conversion price of $10.00 per unit. Each private unit consists of one ordinary share and one right to receive one-seventh (1/7) of one ordinary share upon consummation of a business combination.

In the event of a valid termination of the Business Combination Agreement by the Company pursuant to Section 10.1(e), and upon the completion of a business combination by the Company with another target, the Target may elect either repayment of the outstanding balance under the Target Extension Notes or conversion of the outstanding balance into common or ordinary shares of the post-combination public company at a conversion price of $5.00 per share, subject to customary equitable adjustment provisions.

As of June 30, 2026, $125,000 was outstanding under the Target Extension Notes and $25,000 was recorded as Due to the Target for the Target’s payment of the June 2026 Monthly Extension Fee. As of December 31, 2025, there were no amounts outstanding under the Target Extension Notes or Due to the Target. In July 2026, the Company subsequently issued an unsecured promissory note to the Target in the principal amount of $25,000 for the Monthly Extension Fee paid in June 2026.

Note 10 —Due to Third Party

A third party funded part of the Company’s Monthly Extension Fee and working capital. The amount is unsecured, interest-free and due on demand. As of June 30, 2026 and December 31, 2025, $100,000 and $0 was outstanding, respectively.

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date when these unaudited condensed financial statements were issued. Based on this review, the Company did not identify any subsequent events that would require adjustment or disclosure in the financial statements.

On July 20, 2026 and July 21, 2026, $50,000 of the Monthly Extension Fee was deposited into the Trust Account for the public shareholders, which enabled the Company to extend the period of time it has to consummate its initial business combination by one month to August 22, 2026. Among the Monthly Extension Fee, $25,000 was paid by the Sponsor, and the remaining $25,000 was paid by the Target. The Company issued two Extension Notes, each in the principal amount of $25,000, to each of the Sponsor and the Target, respectively.

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

Nasdaq Notifications

Nasdaq Minimum Holders Requirement

On May 22, 2026, the Company received written notice (the “Minimum Holders Notice”) from the Listing Qualifications Staff of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company no longer complies with the Nasdaq Global Market continued listing criteria set forth in Listing Rule 5450 (a)(2) (the “Minimum Holders Rule”), which requires the Company to maintain a minimum of 400 holders for continued listing on Nasdaq. The Minimum Holders Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the Nasdaq.

The Minimum Holders Notice states that the Company has 45 calendar days, or until July 6, 2026, to submit a plan to regain compliance with the Minimum Holders Rule. On July 2, 2026, the Company submitted its plan to regain compliance with the Minimum Holders Rule to Nasdaq. If Nasdaq accepts the Company’s compliance plan, then Nasdaq may grant the Company an extension of up to180 calendar days from the date of the Minimum Holders Notice to evidence compliance. If Nasdaq does not accept the Company’s plan, then the Company will have the opportunity to appeal that decision to a Nasdaq Hearings Panel.

Nasdaq Market Value of Listed Securities Requirement

On the same day, the Company received written notice (the “MVLS Notice”) from the Listing Qualifications Department of Nasdaq that, for the previous 30 consecutive business days, the market value of listed securities (“MVLS”) for the Company was below the $50 million minimum MVLS requirement for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Rule”). The MVLS Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities.

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company will have 180 calendar days, or until November 18, 2026 (the “Compliance Period”), to regain compliance with the MVLS Rule. To regain compliance with the MVLS Rule, the MVLS for the Company must be at least $50 million for a minimum of 10 consecutive business days at any time during this Compliance Period. On May 28, 2026, the Company received a written notice from Nasdaq notifying the Company that the Staff has determined that for the last 10 consecutive business days, from May 13, 2026 to May 27, 2026, the Company’s MVLS has been $50 million or greater. Accordingly, the Company has regained compliance with the MVLS Rule and the Staff has indicated that the matter is now closed.

Extensions and Extension Notes

As of August 3, 2026, the Company has until August 22, 2026 to complete its initial business combination (or up to January 22, 2027 if fully extended). A total of $350,000 Monthly Extension Fee was deposited into the Trust Account of the Company, among which $100,000 was paid by the Company from its working capital, $75,000 was paid by Hercules Capital Management VII Corp, the sponsor of the Company (the “Sponsor”), and $175,000 was paid by WISeSat.Space Corp., a British Virgin Islands business company (the “Target”) pursuant to the business combination agreement (as it may be amended, supplemented, or otherwise modified from time to time, the “BCA”) by and among the Company, the Target and other parties thereto in connection with the proposed business combination.

As of the date hereof, the Company has issued a total of seven unsecured promissory notes in the aggregate principal amount of $250,000, including (i) four promissory notes in the aggregate principal amount of $175,000 to the Target in connection with the Target’s payment of an aggregate of $175,000 of the Monthly Extension Fee (the “Target Extension Notes”), and (ii) three promissory notes in the aggregate principal amount of $75,000 to the Sponsor in connection with Sponsor’s payment of an aggregate of $75,000 of the Monthly Extension Fee (the “Sponsor Extension Notes” and, together with the Target Extension Notes, the “Extension Notes”). Each of the Target Extension Notes bears no interest and is payable in full upon the earliest to occur of (i) the termination date of the Business Combination Agreement in accordance with its terms other than by the Company pursuant to Section 10.1(e) thereof, (ii) the date on which the Company consummates its initial business combination, including the proposed business combination with the Target (a “Business Combination”), and (iii) the date that the winding up of the Company is effective (such earlier date, the “Maturity Date”). Each of the Sponsor Extension Notes bears no interest and is payable in full upon the earlier of (i) the date on which the Company consummates its Business Combination, and (ii) the date that the winding up of the Company is effective.

The payee of each of the Extension Notes, or its registered assigns or successors in interest (the “Payee”), has the right, but not the obligation, to convert the outstanding unpaid obligations payable to the Payee under the Extension Notes, in whole or in part, respectively, into private units (the “Conversion Units”) of the Company at a price of $10.00 per unit, each consisting of one ordinary share, par value $0.0001 per share (the “Ordinary Share”) and one right to receive one-seventh (1/7) of one Ordinary Share upon the consummation of a Business Combination, as described in the prospectus of the Company (File No: 333-283278). Notwithstanding the foregoing, with respect to the Target Extension Notes, in the event of a valid termination of the Business Combination Agreement by the Company pursuant to Section 10.1(e) thereof, upon the completion of a Business Combination of the Company with other targets, other than the Target or its affiliate, the Payee, at its sole election, may choose (i) either repayment of the outstanding amount under the Target Extension Notes, or (ii) to convert the outstanding amount into common or ordinary shares of the post-closing public company in such Business Combination (“Conversion Shares”) at a price per share equal to $5.00 (with such price to be equitably adjusted if the Ordinary Shares, par value are subject to any share splits, share dividends, combinations, recapitalizations and the like after the date of such Target Extension Notes or are not converted into common or ordinary shares of the post-closing public company in such Business Combination on a one-for-one basis).

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

For the three months ended June 30, 2026, we had a net income of $89,786, which consisted of interest income from the trust account (the “Trust Account”) of $226,350, partially offset by general and administrative expenses of $136,564.

For the three months ended June 30, 2025, we had a net income of $462,615, which consisted of interest income from the Trust Account of $614,514, partially offset by general and administrative expenses of $151,899.

For the six months ended June 30, 2026, we had a net income of $151,258, which consisted of interest income from the Trust Account of $513,750, partially offset by general and administrative expenses of $362,492.

For the six months ended June 30, 2025, we had a net income of $612,414, which consisted of interest income from the Trust Account of $1,018,247, partially offset by general and administrative expenses of $405,833.

Liquidity and Capital Resources

As of June 30, 2026, we had cash of $8,393 and a working capital deficit of $483,254. The cash balance was decreased by $475,363 for the six months ended June 30, 2026, which consisted of cash provided by financing activities of $35,532,096, partially offset by cash used in investing activities of $35,532,096 and cash used in operating activities of $475,363. Changes in operating assets and liabilities used $112,871 of cash for operating activities.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2026.  We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of June 30, 2026, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 5, 2026, May 21, 2026, July 29, 2026 and July 30, 2026, the Company issued four Target Extension Notes in the aggregate principal amount of $175,000 to the Target in connection with the payment of Monthly Extension Fees. On July 29, 2026 and July 30, 2026, the Company issued three Sponsor Extension Notes in the aggregate principal amount of $75,000 to the Sponsor in connection with the payment of the Monthly Extension Fees. The information of the Target Extension Notes and the Sponsor Extension Notes contained under Item 2 of Part I above is incorporated herein by reference in response to this item.

The issuance of the Target Extension Notes and the Sponsor Extension Notes was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

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

COLUMBUS ACQUISITION CORP

Date: August 4, 2026	By:	/s/ Fen “Eric” Zhang
Fen “Eric” Zhang
Chief Executive Officer

Date: August 4, 2026	By:	/s/ Jie “Janet” Hu
Jie “Janet” Hu
Chief Financial Officer